Form 10-Q
period 2015-09-30
Randolph Acquisitions, Inc.
filed 2015-11-17
CIK 1634423

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                          FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2015

                OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

       For the transition period from        to

       Commission file number 		   000-55389

                       RANDOLPH ACQUISITIONS, INC.
          (Exact Name of Registrant as Specified in its Charter)

                  PURPLE GROTTO ACQUISITION CORPORATION
         (Former Name of Registrant as Specified in its Charter)



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

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.


     Class                                 Outstanding at
                                           November 1, 2015

Common Stock, par value $0.0001               5,500,000

Documents incorporated by reference:            None

______________________________________________________________

                      UNAUDITED CONDENSED FINANCIAL STATEMENTS

Unaudited Condensed Financial Statements                        2-4

Notes to Unaudited Condensed Financial Statements               5-7

______________________________________________________________________

                       RANDOLPH ACQUISITIONS, INC.
                    UNAUDITED CONDENSED BALANCE SHEET


                                                  Sept. 30, 2015
                                                   ------------

 ASSETS
      Total assets                                $         -
                                                  ============

 LIABILITIES AND STOCKHOLDERS' DEFICIT

  Liabilities
      Total liabilities                                     -
                                                  ------------
  Stockholders' deficit
    Preferred stock, $0.0001 par value,
    20,000,000 shares authorized; none
    issued and outstanding as of Sept 30, 2015              -

    Common stock, $0.0001 par value, 100,000,000
    shares authorized; 20,000,000 shares issued
    and outstanding as of Sept 30, 2015                 2,000

    Discount on Common Stock                           (2,000)

    Additional paid-in capital                            712

    Accumulated deficit                                  (712)
                                                  ------------
      Total stockholders' deficit                           -
                                                  ------------
      Total liabilities and stockholders'
         deficit                                  $         -
                                                  ============

The accompanying notes are an integral part of these unaudited condensed financial statements.


______________________________________________________________________
                       RANDOLPH ACQUISITIONS, INC.
                 UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                       For the period from
                                         For the three    January 12, 2015
                                          months ended      (Inception) to
                                         Sept. 30, 2015      Sept.30, 2015
                                      -----------------  -----------------
    Revenue                          $            -     $            -

    Cost of revenue                               -                  -
                                      -----------------  -----------------
    Gross profit                                  -                  -

    Operating expenses                            -                712
                                      -----------------  -----------------
    Operating loss                                -               (712)

    Loss before income taxes                      -               (712)
                                      ================== ==================
    Income tax expense                            -                  -

    Net loss                         $            -     $         (712)
                                     ================== ==================
    Loss per share -
        basic and diluted            $        (0.00)    $        (0.00)
                                     ================== ==================
    Weighted average shares-
        basic and diluted                 20,000,000         19,233,716
                                     ------------------ ------------------



The accompanying notes are an integral part of these unaudited condensed financial statements.


______________________________________________________________________

                       RANDOLPH ACQUISITIONS, INC.
                  UNAUDITED CONDENSED STATEMENT OF CASH FLOWS


                                                  For the period from
                                                     January 12, 2015
                                                      (Inception) to
                                                        Sept. 30, 2015
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

--------------------------------------------------------------------
                       RANDOLPH ACQUISITIONS, INC.
            Notes to Unaudited Condensed Financial Statements

NOTE 1   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Randolph Acquisitions, Inc. (formerly Purple Grotto Acquisition Corporation) ("Purple Grotto" "Randolph" or "the Company") was incorporated on January 12, 2015 under the laws of the state of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception and its operations to date have been limited to issuing shares to its original shareholders.

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

CASH

Cash include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents as of September 30, 2015.

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

______________________________________________________________________

                       RANDOLPH ACQUISITIONS, INC.
            Notes to Unaudited Condensed Financial Statements


INCOME TAXES

Under ASC 740, "Income Taxes," deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2015 there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of September 30, 2015, there are no outstanding dilutive securities.

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

NOTE 2 - GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained operating loss of $712 from inception (January 12, 2015) to September 30, 2015. The Company had no working capital and an accumulated deficit of $712 as of June 30, 2015. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

______________________________________________________________________

                       RANDOLPH ACQUISITIONS, INC.
            Notes to Unaudited Condensed Financial Statements

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



NOTE 4   STOCKHOLDERS' DEFICIT

On January 22, 2015, the Company issued 20,000,000 founders common stock to two directors and officers. The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. On October 29, 2015, the Company redeemed an aggregate of 19,500,000 shares of common stock pro rata from the two shareholders.


SUBSEQUENT EVENT

	Subsequent to the period covered by this report, on October 29, 2015 the Company effected a change in control by the redemption of 19,500,000 shares of the then outstanding 20,000,000 shares of common stock. Messrs. James Cassidy and James McKillop, the then officers and directors of the Company resigned and Richard J. Randolph III was named its sole officer and director. Pursuant to the change in control, the Company changed its name to Randolph Acquisitions, Inc.

______________________________________________________________________


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     Randolph Acquisitions, Inc. (formerly Purple Grotto Acquisition Corporation) was incorporated on January 12, 2015 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions.

	Randolph Acquisitions, Inc. ("Randolph" or the "Company") is a blank check company and qualifies as an "emerging growth company" as defined in the Jumpstart Our Business Startups Act which became law in April, 2012.

	On October 29, 2015 the Company effected a change in control by the redemption of 19,500,000 shares of the then outstanding 20,000,000 shares of common stock. Messrs. James Cassidy and James McKillop, the then officers and directors of the Company resigned and Richard J. Randolph III was named its sole officer and director. Pursuant to the change in control, the Company changed its name to Randolph Acquisitions, Inc.

	On October 30, 2015, the Company issued 5,000,000 shares of common stock to Richard J. Randolph III.

	The Company filed Forms 8-K noticing the change of control and the change of name.

	The Company anticipates that it will effect its business plan through company development or through executing a business combination with an existing company. The Company intends to engage in corporate mergers and acquisition, real estate acquisitions, debt market transactions and asset management.

    Since inception the Company's operations to the date of the period covered by this report consisted of issuing shares of common stock to its original shareholders and filing a registration statement on Form 10 on March 2, 2015 with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 as amended to register its class of common stock.

   The Company has no operations nor does it currently engage in any business activities generating revenues.

     If the Company develops its business plan through a combination, it may take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended.

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

     As of September 30, 2015 the Company had not generated revenues and had no income or cash flows from operations since inception. At September 30, 2015 the Company had sustained net loss of $712, and had an accumulated deficit of $712.

    The Company's independent auditors have issued a report raising substantial doubt about the Company's ability to continue as a going concern. At present, the Company has no operations and the continuation of the Company as a going concern is dependent upon financial support from its stockholders, its ability to obtain necessary equity financing to continue operations and/or to successfully locate and negotiate with a business entity for the combination of that target company with the Company.

     Former management paid all expenses incurred by the Company until the change in control. There is no expectation of repayment for such expenses. New management intends to continue to pay the expenses of the Company until such time as it has revenues or operations and can pay such expenses.

     The president of the Company is the president, director and shareholder of Company.

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


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

       During the past three years, the Company has issued shares of common stock pursuant to Section 4(2) of the Securities Act of 1933 as follows:

       On January 22, 2015, the Company issued 10,000,000 shares to each of James Cassidy and James McKillop of which an aggregate of 19,500,000 shares were redeemed on October 28, 2015.

	On October 30, 2015, the Company issued 5,000,000 shares to Richard J. Randolph III.


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

                            RANDOLPH ACQUISITIONS, INC.


                            By:   /s/ Richard J. Randolph III
                                  President, Chief Financial Officer

Dated:   Novenber 17, 2015