Form 10-Q
period 2016-03-31
Randolph Acquisitions, Inc.
filed 2016-08-26
CIK 1634423

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                          FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2016

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

                                404-267-7093
          (Registrant's telephone number, including area code)


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


     Class                                 Outstanding at
                                           August 26, 2016

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

______________________________________________________________________

                       RANDOLPH ACQUISITIONS, INC.
                    UNAUDITED CONDENSED BALANCE SHEET

                                             March 31,       December 31,
                                               2016             2015
                                            ----------       ------------
ASSETS
    Total assets                            $     -          $      -
                                            ==========       ==========

LIABILITIES AND NET CAPITAL DEFICIENCY
    Current liabilities

       Due to principal stockholder            10,550               -
                                            ----------       ----------
       Total current liabilities               10,550               -
                                            ----------       ----------
       Total liabilities                       10,550               -

   Net capital deficiency

       Common Stock, $0.0001 par value,
       100,000,000 shares authorized;
       5,500,000 shares issued and
       outstanding as of March 31, 2016
       and December 31, 2015                     550               550

       Discount on Common Stock	                (550)             (550)

       Additional paid-in capital              1,166             1,166

       Accumulated deficit                   (11,716)           (1,166)
                                            ----------       ----------
       Net capital deficiency                (10,550)               -
                                            ----------       ----------
       Total liabilities and net
          capital deficiency                $     -          $      -
                                            ==========       ==========

The accompanying notes are an integral part of these unaudited condensed financial statements.

______________________________________________________________________
                       RANDOLPH ACQUISITIONS, INC.
                 UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                       For the period from
                                         For the three    January 12, 2015
                                          months ended      (Inception) to
                                        March 31, 2016      March 31, 2015
                                      -----------------  -----------------
    Revenue                          $            -     $            -

    Cost of revenue                               -                  -
                                      -----------------  -----------------
    Gross profit                                  -                  -

    Operating expenses                        10,550                 -
                                      -----------------  -----------------
    Operating loss                           (10,550)                -
                                      -----------------  -----------------
    Loss before income taxes                 (10,550)                 -

    Income tax expense                            -                  -
                                      -----------------  -----------------
    Net loss                         $       (10,550)   $            -
                                     ================== ==================
    Loss per share -
        basic and diluted            $        (0.00)    $            -
                                     ================== ==================
    Weighted average shares-
        basic and diluted                 5,500,000          17,555,556
                                     ------------------ ------------------



The accompanying notes are an integral part of these unaudited condensed financial statements.


______________________________________________________________________

                             RANDOLPH ACQUISITIONS, INC.
                     UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
  	                                                                For the period
        	     				 For the three          from January 12,
             					  months ended	        2015 (Inception)
						 March 31, 2016	       to March 31, 2015
                                                 --------------		---------------
 OPERATING ACTIVITIES

   Net loss                                      $  (10,550)           $       -
                                                 --------------		---------------
   Adjustments to reconcile net loss to
   net cash used in operating activities:
      Due to shareholder                             10,550                     -
                                                --------------		---------------
       Net cash used in operating activities             -                      -
                                                --------------		---------------
   Net increase in cash                                  -                      -

   Cash, beginning of period                             -                      -
                                                 --------------		---------------
   Cash, end of period                           $       -               $      -
                                                 ==============         ===============
      Supplemental cash information

    Interest paid                                $       -               $      -
                                                 ==============         ===============
    Income taxes paid                            $       -               $      -
                                                 ==============         ===============

The accompanying notes are an integral part of these unaudited condensed financial statements.

                                       4

______________________________________________________________________


                      RANDOLPH ACQUISITIONS, INC.
             Notes to Unaudited Condensed Financial Statements

NOTE 1   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Randolph Acquisitions, Inc. (formerly "Purple Grotto Acquisition Corporation") ("Randolph" or the "Company") was incorporated on January 12, 2015 under the laws of the state of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the development stage since inception and its operations to date have been limited to issuing shares to its original shareholders and effecting a change in control of the Company described in Note 4.

The Company will attempt to locate and negotiate with a business entity for the combination of that target company with the Company. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances, the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that the Company will be successful in locating or negotiating with any target company. The Company has been formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

BASIS OF PRESENTATION

The summary of significant accounting policies presented below is designed to assist in understanding the Company's financial statements. Such financial statements and accompanying notes are the representations of the Company's management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America ("U.S. GAAP") in all material respects, and have been consistently applied in preparing the accompanying financial statements. The accompanying balance sheet as of December 31, 2015, has been derived from audited financial statements. All adjustments, normal and recurring in nature, considered necessary for a fair presentation have been included in the accompanying unaudited interim condensed financial statements. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results of operations that may be expected for the full year.

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

______________________________________________________________________

                      RANDOLPH ACQUISITIONS, INC.
             Notes to Unaudited Condensed Financial Statements


INCOME TAXES

Under Accounting Standards Codification 740, "Income Taxes," deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2016, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of March 31, 2016, there are no outstanding dilutive securities.

NOTE 2 - GOING CONCERN

The Company has not yet generated any revenue since inception and has sustained operating losses of $11,716 from inception (January 12, 2015) to March 31, 2016. The Company had a working capital deficiency of $10,550 and a net capital deficiency of $10,550 as of March 31, 2016.
The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its shareholders or other sources, as may be required.

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

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

Changes to U.S. GAAP are made by the Financial Accounting Standards Board ("FASB") in the form of accounting standards updates (ASU's) to the FASB's Accounting Standards Codification. The Company considers the applicability and impact of all ASU's. ASU's not noted herein were assessed and determined to be not applicable.


NOTE 4 - NET CAPITAL DEFICIENCY

On January 22, 2015, the Company issued 20,000,000 founders common stock to two directors and officers at no cost. The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock.

On October 28, 2015, the Company redeemed 9,750,000 shares from each of the then two shareholders at no cost resulting in 500,000 shares of common stock outstanding.

On October 30, 2015, the Company issued 5,000,000 shares of common stock at no cost to Richard J. Randolph, the new sole officer and director of the Company, as part of a change in control of the Company.

Former management of the Company paid all expenses incurred by the Company until the change in control described above. There is no expectation of reimbursement of such expenses.

An affiliate of the Company has entered into an agreement with Tiber Creek Corporation of which the former president of the Company is the president and controlling shareholder. Tiber Creek Corporation assists companies to become public reporting companies and in the preparation and filing of a registration statement pursuant to the Securities Act of 1933, and introduction to brokers and market makers. Fees paid to Tiber Creek Corporation by the Company's principal shareholder and sole officer and director, who is also the sole shareholder and officer of the affiliate, have not been reflected in the Company's financial statements as there is no intention for such fees to be reimbursed by the Company.

Certain expenses paid by the Company's sole officer and director, principally audit and accounting fees and office expenses have been reflected in the Company's financial statements, along with a corresponding payable to the stockholder for amounts due him.
                                    7

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

    An affiliate of the Company has entered into an agreement with Tiber Creek Corporation of which the former president of the Company is the president and controlling shareholder. Tiber Creek Corporation assists companies to become public reporting companies and for the preparation and filing of a registration statement pursuant to the Securities Act of 1933, and the introduction to brokers and market makers.

     The Company has not entered into any definitive or binding agreements and there are no assurances that such transactions will occur. It is actively pursuing the following avenues of development.

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

     As of March 31, 2016, the Company had not generated revenues and had no income or cash flows from operations since inception. At March 31, 2016, the Company had sustained net losses of $11,716 since inception and had a net capital deficiency and working capital deficiency of $10,550.

     For the period from Inception (January 12, 2015) to December 31, 2015, the Company's independent auditors issued a report raising substantial doubt about the Company's ability to continue as a going concern. At present, the Company has no operations and the continuation of the Company as a going concern is dependent upon financial support from its principal stockholder, its ability to obtain necessary equity financing to continue operations and/or to successfully locate and negotiate with a business entity for a business combination that would provide fpr possible operations.

     The president of the Company is the director and principal shareholder of the Company.

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

                   PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     There are no legal proceedings against the Company and the Company is unaware of any such proceedings contemplated against it.


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

Dated:   August 26, 2016