Form 10-Q
period 2016-06-30
Randolph Acquisitions, Inc.
filed 2016-08-26
CIK 1634423

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                          FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2016

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

______________________________________________________________________

                       RANDOLPH ACQUISITIONS, INC.
                    UNAUDITED CONDENSED BALANCE SHEET

                                             June 30,       December 31,
                                               2016             2015
                                            ----------       ------------
ASSETS
    Total assets                            $     -          $      -
                                            ==========       ==========

LIABILITIES AND NET STOCKHOLDERS' DEFICIENCY
    Current liabilities

       Due to principal stockholder            18,350               -
                                            ----------       ----------
       Total current liabilities               18,350               -
                                            ----------       ----------
       Total liabilities                      18,350               -

   Net capital deficiency

       Common Stock, $0.0001 par value,
       100,000,000 shares authorized;
       5,500,000 shares issued and
       outstanding as of June 30, 2016
       and December 31, 2015                    550               550

       Discount on Common Stock	               (550)             (550)

       Additional paid-in capital             1,166             1,166

       Accumulated deficit                   (19,516)           (1,166)
                                            ----------       ----------
       Net capital deficiency                (18,350)               -
                                            ----------       ----------
       Total liabilities and net
          capital deficiency                $     -          $      -
                                            ==========       ==========

The accompanying notes are an integral part of these unaudited condensed financial statements.

______________________________________________________________________
                       RANDOLPH ACQUISITIONS, INC.
                 UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                           For the         For the period     For the        For the period
                           three months    from January 12,   six months     from January 12,
                           ended June 30,  2015 (Inception)   ended June 30  2015 (Inception)
                           2016            to June 30, 2015   2016           to June 30, 2015
                           ----------      ----------         ----------     ----------
Revenue                    $      -        $      -           $      -       $      -

Cost of revenue                   -               -                  -              -
                           ----------      ----------         ----------     ----------
Gross profit                      -               -                  -              -

Operating expenses             7,800              -              18,350             -
                           ----------      ----------         ----------     ----------
Operating loss                (7,800)             -             (18,350)            -
                           ----------      ----------         ----------     ----------
Loss before income taxes      (7,800)             -             (18,350)            -

Income tax expense                -               -                  -              -
                           ----------      ----------         ----------     ----------
Net loss                   $  (7,800)             -           $ (18,350)            -
                           ==========      ==========         ==========     ==========
Loss per share -
   basic and diluted       $   (0.00)      $      -           $  (0.00)      $      -
                           ==========      ==========         ==========     ==========
Weighted average shares-
   basic and diluted        5,500,000      17,555,556          5,500,000     18,784,530
                           ----------      ----------         ----------     ----------



The accompanying notes are an integral part of these unaudited condensed financial statements.


______________________________________________________________________

                             RANDOLPH ACQUISITIONS, INC.
                     UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
  	                                                                For the period
        	     				 For the six            from January 12,
             					  months ended	        2015 (Inception)
						  June 30, 2016	        to June 30, 2015
                                                 --------------		---------------
 OPERATING ACTIVITIES

   Net loss                                      $  (18,350)           $       -
                                                 --------------		---------------
   Adjustments to reconcile net loss to
   net cash used in operating activities:
      Due to shareholder                             18,350                     -
                                                --------------		---------------
       Net cash used in operating activities             -                      -
                                                --------------		---------------
   Net increase in cash                                  -                      -

   Cash, beginning of period                             -                      -
                                                 --------------		---------------
   Cash, end of period                           $       -               $      -
                                                 ==============         ===============

    Supplemental cash information
    Interest paid                                $       -               $      -
                                                 ==============         ===============
    Income taxes paid                            $       -               $      -
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

BASIS OF PRESENTATION

The summary of significant accounting policies presented below is designed to assist in understanding the Company's financial statements. Such financial statements and accompanying notes are the representations of the Company's management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America ("U.S. GAAP") in all material respects, and have been consistently applied in preparing the accompanying financial statements. The accompanying balance sheet as of December 31, 2015, has been derived from audited financial statements. All adjustments, normal and recurring in nature, considered necessary for a fair presentation have been included in the accompanying unaudited interim condensed financial statements. The results of operations for the six months ended June 30, 2016 are not necessarily indicative of the results of operations that may be expected for the full year.

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

______________________________________________________________________

                      RANDOLPH ACQUISITIONS, INC.
             Notes to Unaudited Condensed Financial Statements


INCOME TAXES

Under Accounting Standards Codification 740, "Income Taxes," deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2016, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of June 30, 2016, there are no outstanding dilutive securities.

NOTE 2 - GOING CONCERN

The Company has not yet generated any revenue since inception and has sustained operating losses of $19,516 from inception (January 12, 2015) to June 30, 2016. The Company had a working capital deficiency of $18,350 and a net capital deficiency of $18,350 as of June 30, 2016. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its shareholders or other sources, as may be required.

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

     As of June 30, 2016, the Company had not generated revenues and had no income or cash flows from operations since inception. At June
30, 2016, the Company had sustained net losses of $19,516 since inception and had a net capital deficiency and working capital deficiency of $18,350.

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