Form 10-Q
period 2016-09-30
Randolph Acquisitions, Inc.
filed 2017-03-06
CIK 1634423

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from __ to ___

Commission File No. 000-55389

RANDOLPH ACQUISITIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware	47-3152749
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

50 Hurt Plaza, Suite 806
Atlanta, Georgia 30303
(Address of principal executive offices) (zip code)

404-267-7093
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days).    Yes  ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No ☐

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

Outstanding at
February 28, 2017
Common Stock, par value $0.0001	5,500,000

RANDOLPH ACQUISITIONS, INC.
FORM 10-Q TABLE OF CONTENTS

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
	Condensed Balance Sheets, September 30, 2016 (unaudited) and December 31, 2015	1
	Condensed Statements of Operations, Three Months Ended September 30, 2016 and 2015, Nine Months Ended September 30, 2016 and the Period from Inception (January 12, 2015) to September 30, 2015 (unaudited)	2
	Condensed Statements of Cash Flows, Nine Months Ended September 30, 2016 and the Period from Inception (January 12, 2015) to September 30, 2015 (unaudited)	3
	Notes to Condensed Financial Statements (unaudited)	4
Item 2.	Management's Discussion and Analysis	7
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	7
Item 4.	Controls and Procedures	7

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	8
Item 5.	Other Information	8
Item 6.	Exhibits	9

RANDOLPH ACQUISITIONS, INC.
CONDENSED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2016	2015
	Unaudited
ASSETS
Total assets	$-	$-
LIABILITIES AND NET STOCKHOLDERS' DEFICIENCY
Current liabilities:
Due to principal stockholder	32,400	-
Total current liabilities	32,400	-
Total liabilities	32,400	-
Net capital deficiency:
Common Stock, $0.0001 par value,
100,000,000 shares authorized;
5,500,000 shares issued and
outstanding as of September 30, 2016
and December 31, 2015	550	550
Discount on Common Stock	(550)	(550)
Additional paid-in capital	1,166	1,166
Accumulated deficit	(33,566)	(1,166)
Net capital deficiency	(32,400)	-
Total liabilities and net
capital deficiency	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

RANDOLPH ACQUISITIONS, INC.
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

				Period
	Three Months	Three Months	Nine Months	from January 12,
	Ended Sept. 30,	Ended Sept. 30,	Ended Sept. 30,	2015 (Inception)
	2016	2015	2016	to Sept. 30, 2015
Revenue	$-	$-	$-	$-
Cost of revenue	-	-	-	-
Gross profit	-	-	-	-
Operating expenses	14,050	-	32,400	712
Operating loss	(14,050)	-	(32,400)	(712)
Loss before income taxes	(14,050)	-	(32,400)	(712)
Income tax expense	-	-	-	-
Net loss	$(14,050)	$-	$(32,400)	$(712)
Loss per share -
basic and diluted	$(0.00)	$-	$(0.01)	$-
Weighted average shares-
basic and diluted	5,500,000	20,000,000	5,500,000	20,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

RANDOLPH ACQUISITIONS, INC.
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

Period
	Nine	from January 12,
	months ended	2015 (Inception)
	September 30, 2016	to September 30, 2015
OPERATING ACTIVITIES
Net loss	$(32,400)	$(712)
Adjustments to reconcile net loss to
net cash used in operating activities:
Due to shareholder	32,400	712
Net cash used in operating activities	-	-
Net increase in cash	-	-
Cash, beginning of period	-	-
Cash, end of period	$-	$-
Supplemental cash information
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

RANDOLPH ACQUISITIONS, INC.

Notes to Unaudited Condensed Financial Statements

September 30, 2016

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Randolph Acquisitions, Inc. (formerly "Purple Grotto Acquisition Corporation") ("Randolph" or the "Company") was incorporated on January 12, 2015, under the laws of the state of Delaware. The business purpose of the Company is to acquire and operate real estate properties located in Georgia and throughout the United States. The Company is currently developing plans to acquire and operate single-family, multi-family, commercial and mixed-use real estate properties using the Company’s proprietary grading matrix to identify properties for purchase.

The Company initially was in the development stage from inception, and its operations through the quarter ended September 30, 2016, were limited to issuing shares to its original shareholders and effecting a change in control of the Company described in Note 4.

Subsequently, on December 16, 2016, the Company entered into a Standard Commercial Sales Contract to acquire a parcel of commercial real estate property (the “Property”) located at 4228 1st Avenue, Suite 15, Tucker, GA 30084, for a purchase price of $126,750 plus fees. The purchase of the Property closed on December 29, 2016. In connection with the purchase of the Property, on December 29, 2016, the Company issued a promissory note to William C. Gottschalk, the seller of the property, in the amount of $126,750 at an interest rate of 6.75% per year to be paid in monthly installments equal to $1,122.57 per month. This promissory note shall be due and payable on January 1, 2032, unless sooner paid.

BASIS OF PRESENTATION

The summary of significant accounting policies presented below is designed to assist in understanding the Company's financial statements. Such financial statements and accompanying notes are the representations of the Company's management, who is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America ("U.S. GAAP") in all material respects, and have been consistently applied in preparing the accompanying financial statements. The accompanying balance sheet as of December 31, 2015, has been derived from audited financial statements. All adjustments, normal and recurring in nature, considered necessary for a fair presentation have been included in the accompanying unaudited interim condensed financial statements. The results of operations for the nine months ended September 30, 2016, are not necessarily indicative of the results of operations that may be expected for the full year.

USE OF ESTIMATES

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

INCOME TAXES

Under Accounting Standards Codification 740, "Income Taxes," deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2016, a full valuation allowance has been provided against the Company’s deferred tax asset for operating losses due to the uncertainty of their realization.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of September 30, 2016, there were no outstanding dilutive securities.

NOTE 2 - GOING CONCERN

The Company has not yet generated any revenue since inception and has sustained operating losses of $33,566 from inception (January 12, 2015) to September 30, 2016. The Company had a net capital deficiency and working capital deficiency of $32,400 as of September 30, 2016. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its shareholders or other sources, as may be required.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern; however, the above condition raises substantial doubt about the Company's ability to do so. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, if any, or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

In order to continue as a going concern, the Company will require additional working capital from either cash flow from operations, from the sale of its equity or other sources of financing. However, the Company currently has no commitments from any third parties for the purchase of its equity or for any other financing.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

Changes to U.S. GAAP are made by the Financial Accounting Standards Board ("FASB") in the form of accounting standards updates (ASUs) to the FASB's Accounting Standards Codification. The Company considers the applicability and impact of all ASUs. ASUs not noted herein were assessed and determined to be not applicable.

NOTE 4 - NET CAPITAL DEFICIENCY

On January 22, 2015, the Company issued 20,000,000 shares of founders’ common stock to two directors and officers at no cost. The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock.

On October 29, 2015, the Company redeemed 9,750,000 shares from each of the then two shareholders at no cost resulting in 500,000 shares of common stock outstanding.

On October 30, 2015, the Company issued 5,000,000 shares of common stock at no cost to Richard J. Randolph III, the new sole officer and director of the Company, as part of a change in control of the Company.

Former management of the Company paid all expenses incurred by the Company until the change in control described above. There is no expectation of reimbursement of such expenses.

An affiliate of the Company has entered into an agreement with Tiber Creek Corporation of which the former president of the Company is the president and controlling shareholder. Tiber Creek Corporation assists companies to become public reporting companies and in the preparation and filing of registration statements pursuant to the Securities Act of 1933, and introduction to brokers and market makers. Fees paid to Tiber Creek Corporation by the Company's principal shareholder and sole officer and director, who is also the sole shareholder and officer of the affiliate, have not been reflected in the Company's financial statements as there is no intention for such fees to be reimbursed by the Company.

NOTE 5 - RELATED PARTY TRANSACTIONS

Certain expenses paid by the Company's sole officer and director, principally audit and accounting fees and office expenses have been reflected in the Company's financial statements, along with a corresponding payable to the stockholder for amounts due him.

Expenses paid by the Company's sole officer and director, included audit and accounting fees and office expenses have been reflected in the Company's financial statements, along with a corresponding payable to the stockholder for a total amount of $32,400.

NOTE 6 - SUBSEQUENT EVENTS

On February 8, 2017, the Company issued 360,000 shares of its common stock for total proceeds of $36.00 at a purchase price of $0.0001 per share to 33 investors pursuant to executed subscription agreements in reliance on the Section 4(a)(2) exemption from registration under the Securities Act.

Acquisition of Rental Property; Promissory Note; Termination of Shell Company Status

On December 16, 2016, the Company entered into a Standard Commercial Sales Contract to acquire a parcel of commercial real estate property (the “Property”) located at 4228 1st Avenue, Suite 15, Tucker, GA, 30084, for a purchase price of $126,750 plus fees. The purchase of the Property closed on December 29, 2016. In connection with the purchase of the Property, on December 29, 2016, the Company issued a promissory note to William C. Gottschalk, the seller of the Property, in the amount of $126,750 at an interest rate of 6.75% per year to be paid in monthly installments equal to $1,122.57 per month. This promissory note shall is and payable on January 1, 2032, unless sooner paid.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Randolph Acquisitions, Inc. (formerly "Purple Grotto Acquisition Corporation") ("Randolph" or the "Company") was incorporated on January 12, 2015 under the laws of the state of Delaware. The business purpose of the Company is to acquire and operate real estate properties located in Georgia and throughout the United States. The Company is currently developing plans to acquire and operate single-family, multi-family, commercial and mixed-use real estate properties using the Company’s proprietary grading matrix to identify properties for purchase.

The Company has been in the development stage since inception and its operations to date have been limited to issuing shares to its original shareholders and effecting a change in control of the Company described below.

Randolph Acquisitions, Inc. ("Randolph" or the "Company") is a blank check company and qualifies as an "emerging growth company" as defined in the Jumpstart Our Business Startups Act which became law in April 2012.

On October 29, 2015, the Company effected a change in control by the redemption of 19,500,000 shares of the then outstanding 20,000,000 shares of common stock and the issuance on October 30, 2015 of 5,000,000 shares of common stock to Richard J. Randolph III at no cost. Messrs. James Cassidy and James McKillop, the then officers and directors of the Company, resigned and Richard J. Randolph III was named its sole officer and director. Pursuant to the change in control, the Company changed its name to Randolph Acquisitions, Inc.

The Company filed Current Reports on Form 8-K to disclose the change of control and the change of name.

An affiliate of the Company has entered into an agreement with Tiber Creek Corporation of which the former president of the Company is the president and controlling shareholder. Tiber Creek Corporation assists companies to become public reporting companies and for the preparation and filing of registration statements pursuant to the Securities Act of 1933, and the introduction to brokers and market makers.

The Company has not entered into any definitive or binding agreements and there are no assurances that any transactions will occur.

As of September 30, 2016, the Company had not generated revenues and had no income or cash flows from operations since inception. At September 30, 2016, the Company had sustained net losses of $33,566 since inception and had a net capital deficiency and working capital deficiency of $32,400.

For the period from Inception (January 12, 2015) to December 31, 2015, the Company's independent auditors issued a report raising substantial doubt about the Company's ability to continue as a going concern. At present, the Company has no operations and the continuation of the Company as a going concern is dependent upon financial support from its principal stockholder, its ability to obtain necessary equity financing to continue operations and/or to successfully locate and negotiate with a business entity for a business combination that would provide for possible operations.

The president of the Company is the sole director and principal shareholder of the Company.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Information not required to be filed by a Smaller reporting company.

ITEM 4. Controls and Procedures.

Disclosure Controls and Procedures

Pursuant to Rules adopted by the Securities and Exchange Commission, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules. This evaluation was done as of the end of the period covered by this report by the Company's principal executive officer (who is also the principal financial officer) in consultation with an outside accounting advisor.

Based upon that evaluation, the Company’s principal executive officer has concluded that the Company's disclosure controls and procedures are not effective in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The Company intends to engage outside accounting advisors to assist the Company in implementing effective disclosure controls and procedures.

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

PART II -- OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the past three years, the Company has issued shares of common stock pursuant to Section 4(2) of the Securities Act of 1933 as follows:

On January 22, 2015, the Company issued 10,000,000 shares at no cost to each of James Cassidy and James McKillop of which an aggregate of 19,500,000 shares were redeemed on October 28, 2015 at no cost.

On October 30, 2015, the Company issued 5,000,000 shares at no cost to Richard J. Randolph III.

On February 8, 2017, the Company issued 360,000 shares of its common stock for total proceeds of $36.00 at a purchase price of $0.0001 per share to 33 investors pursuant to a private placement/non-public offering.

The non-public offering was made in reliance on the private offering exemption of Section 4(a)(2) of the Securities Act and/or the private offering safe harbor provisions of Rule 506 of Regulation D based on the following factors: (i) the number of offerees or purchasers, as applicable, (ii) the absence of general solicitation, (iii) investment representations obtained from the security holders in the transaction, (iv) the provision of appropriate disclosure, and (v) the placement of restrictive legends on the certificates reflecting the securities.

ITEM 5. OTHER INFORMATION

(a) Not applicable.
(b) Item 407(c)(3) of Regulation S-K:

During the quarter covered by this Report, there were not any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1	Standard Commercial Sales Contract

10.2	Form of Promissory Note

31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements and notes thereto from the quarterly report on Form 10-Q of Randolph Acquisitions, Inc., for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of September 30, 2016 and December 31, 2015, (ii) Condensed Statements of Operations for the three months ended September 30, 2016 and 2015, nine months ended September 30, 2016 and period from inception (January 12, 2015) to September 30, 2015, (iii) Condensed Statements of Cash Flows for the nine months ended September 30, 2016 period from inception (January 12, 2015) to September 30, 2015 and (iv) Notes to Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 28, 2017

RANDOLPH ACQUISITIONS, INC.

By:	/s/ Richard J. Randolph III

Name:	Richard J. Randolph III
Title:	Chief Executive Officer, Chief Financial Officer