Form 10-K
period 2016-12-31
Randolph Acquisitions, Inc.
filed 2017-04-17
CIK 1634423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2016

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ___________________

Commission File No. 000-55389

RANDOLPH ACQUISITIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	47-3152749
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4228 First Avenue, Suite# 15, Tucker, GA 30084

(Address of principal executive offices)

Issuer’s telephone number: 404-267-7093

Securities Registered pursuant to Section 12(b) of the Act: None

Securities Registered pursuant to Section 12(g) of the Exchange Act: Common Stock, $.0001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes ☒ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $0 as of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter.

At April 17, 2017, there were 5,860,000 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE - None

Throughout this report, unless otherwise designated, the terms “we,” “us,” “our,” “the Company” and “our company” refer to Randolph Acquisitions, Inc., a Delaware corporation. All amounts in this report are in U.S. Dollars, unless otherwise indicated.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements,” as that term is defined under the Private Securities Litigation Reform Act of 1995. The use of words such as “anticipates,” “estimates,” “expects,” “intends,” “plans” and “believes,” among others, generally identify forward-looking statements. These forward-looking statements are based on our management's expectations and assumptions about future events as of the date of this Annual Report on Form 10-K, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. Forward-looking statements include statements about our expectations, beliefs or intentions regarding our product offerings, business, financial condition, results of operations, strategies or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance. We undertake no obligation to update, and we do not have a policy of updating or revising, these forward-looking statements.

PART I

ITEM 1. BUSINESS.

THE BUSINESS

Corporate History and General Information

Randolph Acquisitions, Inc. ("Randolph Acquisitions" or the "Company"), originally known as Purple Grotto Acquisition Corporation, was incorporated on January 12, 2015 under the laws of the State of Delaware. The Company is an early-stage real estate company that intends to acquire and operate commercial, residential and mixed-use real estate properties in Georgia and throughout the United States. In November 2015, the Company implemented a change of control by issuing shares to a new shareholder, redeeming shares of existing shareholders, electing a new officer and director and accepting the resignations of its then existing officers and directors.

In connection with the change in control, the shareholders of the Company and its board of directors unanimously approved the change of the Company’s name from Purple Grotto Acquisition Corporation to Randolph Acquisitions, Inc.

The Company is located at 4228 1st Ave, Unit 15, Tucker, GA 30084. The Company’s main phone number is (404) 867-3102. The Company’s fiscal year end is December 31. Neither the Company nor its predecessors have filed for bankruptcy, receivership or any similar proceedings nor are in the process of filing for bankruptcy, receivership or any similar proceedings.

Background

The Company has only recently emerged from its status as a development-stage company, and it has limited operating history and is expected to experience losses in the near term. The Company’s independent auditors have issued a report raising substantial doubt about the Company’s ability to continue as a going concern.

Summary

The Company is a real estate investment firm whose business is acquiring and operating real estate properties located in Georgia and throughout the United States. Specifically, the Company seeks to acquire and operate single-family, multi-family, commercial and mixed-use real estate properties. We may also make select investments in other types of real estate assets through equity acquisitions, joint ventures and new construction. The Company seeks to build a diversified portfolio of assets in order to minimize concentrated exposure to any single asset class. The Company’s business strategy is based on balancing risk and return on acquiring residential properties it believes can be constructed and sold within 12 months. With regard to commercial and mixed-use properties, the Company aims to hold or lease properties in order to maximize value and evaluate its divestment options.

The Company has acquired and operates a real estate property located at 4228 1st Ave, Unit 15, Tucker, GA 30084. The Company intends to lease this property to a long-term tenant. It is Randolph Acquisitions’ goal to acquire additional residential properties that are projected to have similar specifications. The Company will build a diverse portfolio of single-family residences, commercial properties and multi-family residences. The Company may purchase real estate option contracts and make investments in other undervalued properties relative to expected market value as a risk management strategy. We anticipate acquiring multiple properties with the intent of implementing a short-term divestment strategy for residential properties and a buy, hold and lease strategy for commercial and mixed-use properties.

We believe that Company’s competitive advantage is the fact that our executive management can rely upon several years of experience in the debt markets, financial negotiations and the real estate industry to evaluate risk and effectuate acquisitions that will maximize returns on investment. We will build a portfolio designed to minimize volatility and mitigate the risk of losses by concentrating our investments in diversified asset classes and by limiting our geographic market exposure. We expect that portfolio returns will not depend on the success of any given property, but rather, it will depend on the success of the Company’s management in identifying multiple undervalued properties with rapid asset divestment potential and minimized performance risk. Furthermore, diversification will be achieved through geographic asset distribution and appropriate diversification in the timing of divestments. This strategy is expected to generate stable cash flows for the Company. While the global economy continuously evolves, Randolph Acquisitions will be committed to utilize the latest innovations to maintain a profitable, relevant business model, which we expect will provide positive annual revenues.

The Business: Acquisition and Operation of Commercial, Residential and Mixed-Use Real Estate Properties

The 2008-2009 financial crisis had a significant, negative impact on the U.S. real estate market. For example, commercial real estate transaction volumes dropped over 89% during this period, from an annual high of $578.4 billion in 2007, to a low of $64.8 billion in 2009 (Source: Real Capital Analytics CRE Transaction Volume Database, December 2010). At the height of the downturn, commercial real estate prices fell by 40% or more. The broad economic downturn also had a negative impact on real estate space markets as demand for commercial and residential property space and lodging accommodations fell significantly.

In the current market environment, the Company believes that it can acquire properties at values well below both replacement cost and historical trading value. As the recovery from the financial crisis progresses, we expect that real estate space markets will stabilize and that rent growth and asset appreciation will begin to occur. The Company expects that as the real estate market continues to recover, there will be significant opportunities to acquire properties that we believe are undervalued and will likely appreciate in value and generate revenues both in the near- and long-term, depending on the nature of the property acquired and the investment strategy employed. By diversifying our portfolio of properties, targeting geographic regions with strong employment dynamics and low inventory and streamlining property management operations, the Company expects that we will be able to capitalize on such relative value opportunities and realize increased cash flows and property values as the economic continues to recover.

The following process outlines how the Company will use its proprietary grading matrix to identify acquisitions for purchase and will manage its properties and other assets until divestment:

•	Step One: Identifying Property. The Company seeks to identify property that has opportunistic investments in single family, multi-family and commercial real estate. The Company will also invest in new construction and real estate equity where the Company believes it can generate superior returns

•	Step Two: Purchase Execution. Acquisitions will be made based upon a proprietary, grading matrix created by Randolph Acquisitions’ management team. This matrix will help to diversify the Company’s portfolio in efforts to minimize risk and allow for a more imminent exit strategy.

•	Step Three: Property Management. We believe that managing the Company’s assets, under one umbrella, will bring maximum value to the Company’s Buy/Hold strategy.

•	Step Four: Exit Strategy. The Company’s innovative exit strategy is based on balancing risk and return on properties it believes can be sold in 12 months. If the Company’s acquisition is commercial or mixed-use, the Company is prepared to implement a long-term buy/hold strategy.

The Company has acquired and operates a real estate property located at 4228 1st Ave, Unit 15, Tucker, GA 30084. The Company intends to lease this property to a long-term tenant. It is Randolph Acquisitions’ goal to acquire additional residential properties that are projected to have similar specifications. The Company will build a diverse portfolio of single-family residences, commercial properties and multi-family residences. The Company may purchase real estate option contracts and make investments in other undervalued properties relative to expected market value as a risk management strategy. We anticipate acquiring multiple properties with the intent of implementing a short-term divestment strategy for residential properties and a buy, hold and lease strategy for commercial and mixed-use properties.

The Market

According to Freddie Mac, mortgage originations are forecasted to top $2 trillion in 2016, with mortgage originations projected to hit $535 billion in the second quarter of 2016, the highest volume since the second quarter of 2013 (Source: Freddie Mac, “The Return of the $2 Trillion Mortgage Market,” August 2016). Low mortgage interest rates have spurred a burst of refinance activity and strong home sales are supporting purchase mortgage activity and are forecasted to reach their highest level since 2006. House price growth also remains strong and low levels of inventory across many markets will put upward pressure on house prices for the foreseeable future. Meanwhile, housing construction as measured by housing starts is expected to increase, albeit at a measured pace, only gradually bringing more supply online.

Through the first six months of 2016, total home sales—both new and existing home sales—were 2.9 million (non-seasonally adjusted), the fastest pace since the first half of 2007. Freddie Mac has forecasted that home sales will outpace 2007 in the second half of 2016, reaching the highest level since 2006. With the job market consistently improving, wage growth ticking higher, and mortgage interest rates remaining low—home sales are expected to rise in 2016.

Lack of inventory remains a key constraint. Housing starts have averaged 1.16 million through the first half of 2016 at a seasonally adjusted annual rate. Freddie Mac has forecasted a gradual increase in housing starts, with 2016 expected to reach 1.2 million units. This is the highest annual total since 2007, but well below long-run demand, which Freddie Mac estimates lies between 1.5 and 1.7 million units.

Home prices continue to increase at a brisk pace, averaging 6.2 percent nationally in June according to the Freddie Mac House Price Index. Other indices show similar trends. In recent months, the pace of house price appreciation has moderated slightly. For example, the FHFA Purchase-Only Index slowed from 6.24 percent year-over-year appreciation in March of 2016 to 5.6 percent in May of 2016—but the rate of appreciation remains well above income growth, which is rising at a 2 to 3 percent pace.

We believe that the dearth of available inventory, positive U.S. GDP growth, low interest rates and increased access to mortgage credit will likely be supportive of further price gains and are indicative of the upside potential of our acquisition strategy.

In analyzing available supply, one of the key variables that needs to be considered is the residential rental market. The number of single-family homes for rent has increased by almost 4 million units since 2010 and currently represents almost 14% of total housing units, up from approximately 11% in 2010 (U.S. Census). Although it is uncertain whether the increase in single-family rentals is cyclical or structural, we believe that this market segment also offers a valuable opportunity to generate consistent returns.

The Company’s Presence in the Market

The Company has targeted strategic locations in Georgia and through the United States to acquire commercial, mixed-use and residential properties. Currently, the Company has acquired and operates a real estate property located at 4228 1st Ave, Unit 15, Tucker, GA 30084. The Company intends to lease this property to a long-term tenant. It is Randolph Acquisitions’ goal to acquire additional residential properties that are projected to have similar specifications. The Company will build a diverse portfolio of single-family residences, commercial properties and multi-family residences. The Company may purchase real estate option contracts and make investments in other undervalued properties relative to expected market value as a risk management strategy. We anticipate acquiring multiple properties with the intent of implementing a short-term divestment strategy for residential properties and a buy, hold and lease strategy for commercial and mixed-use properties. The Company plans to grow organically as a participant in the real estate industry. The Company will benefit from further expanding its operations and developing its economy of scale, expanding its brand recognition and customer loyalty and increasing its knowledge of industry operations, thereby allowing the Company to optimize its future operations and progressively develop future projects to reach their full potential.

Services and Products

The Company intends to acquire and operate mixed-use, commercial and residential real estate properties located in Georgia and throughout the United States. Currently, the Company has acquired and operates a real estate property in located at 4228 1st Ave, Unit 15, Tucker, GA 30084. However, the Company is evaluating potential target properties and may pursue other acquisition opportunities thereafter.

Pricing

The Company anticipates selling and leasing its properties at market-competitive prices. In order to generate revenues from its properties, the Company will have to explore the economics of the current state of the market and determine the optimal pricing model for each specific property in its portfolio.

Competition

While many firms exist in the real estate market, ultimately how well the Company succeeds is directly related to its own investments and not to the competition. The Company will seek to first serve a niche market that most companies might not otherwise consider. Larger firms tend to focus on larger projects. While the returns may not be as great, they are able to enter the market segment by spending larger amounts of capital, generally not available to the small and medium sized investor. There are few firms looking for properties in the $300,000 to $2,000,000 category. That lack of demand, along with this year’s turn toward a buyer’s market will enable us to secure several properties at bargain prices before the market begins its eventual turn around. Our success is derived from past experience of its managers and the focus on properties ‘below the radar’ of the larger firms.

Strategic Partners and Suppliers

The Company believes that strategic partnerships will be a major component of the Company’s operating strategy and path to success. The Company hopes to work with several strategic partners in important areas of its business and operations. However, currently, the Company has no such strategic partners.

Marketing Strategy

In connection with its marketing operations, the Company has formed a strategic relationship with Opportunity Hub, a consulting firm located in Atlanta, Georgia, that assists with the Company’s social media and grassroots promotional marketing strategy. The Company has also formed a strategic relationship with Christie Wardlaw Ingram + Partners, a marketing firm also located in Atlanta, Georgia, that manages the Company’s digital presentations and web design projects. The Company has conducted limited advertising and marketing to date as the primary focus of the Company since inception has been to concentrate on its real estate acquisition efforts. The Company has, however, given substantial attention to constructing the marketing strategy and plans that it will use once its project enters the marketplace. The Company plans to market its properties and technology through social media and grassroots promotional marketing campaigns.

Operations

Currently, the Company has 1 employee, Mr. Richard Randolph, and operates from its principal offices located in Atlanta, Georgia. The Company plans to acquire and operate a diverse portfolio of mixed-use, commercial and residential real estate properties. Currently, the Company owns and operates a real estate property located at 4228 1st Ave, Unit 15, Tucker, GA 30084.

Revenues and Losses

Since its inception, the Company has focused its efforts on identifying potential properties for acquisition and business development, and has devoted little attention or resources to sales and marketing or generating near-term revenues and profits. The Company has no revenues to date and has not realized any profits as of yet. In order to succeed, the Company needs to develop a viable strategy to market its properties once they have been acquired and developed.

Since its inception on January 12, 2015, the Company has generated no revenues.

The Company has not generated profits and has posted net losses since inception. The Company posted net losses of $37,230 and $1,166 for the year ended December 31, 2016 and for the period from January 12, 2015 (inception) to December 31, 2015, respectively.

Equipment Financing

The Company has no existing equipment financing arrangements.

THE COMPANY

Change of Control

Randolph Acquisitions, Inc. ("Randolph" or the "Company"), originally known as Purple Grotto Acquisition Corporation, was incorporated on January 12, 2015 under the laws of the State of Delaware. In November 2015, the Company implemented a change of control by issuing shares to a new shareholder, redeeming shares of existing shareholders, electing a new officer and director and accepting the resignations of its then existing officers and directors. In connection with the change in control, the shareholders of the Company and its board of directors unanimously approved the change of the Company’s name from Purple Grotto Acquisition Corporation to Randolph Acquisitions, Inc.

Relationship with Tiber Creek Corporation

Richard Randolph, the Company’s sole officer and director, previously entered into an engagement agreement with Tiber Creek Corporation, a Delaware corporation (“Tiber Creek”), whereby Tiber Creek would provide assistance to Mr. Randolph in effecting transactions for Mr. Randolph to acquire a public reporting company, including: transferring control of a public reporting company to the Company; causing the preparation and filing of forms, including a registration statement, with the Securities and Exchange Commission; assist in listing its securities on a trading exchange; and assist in establishing and maintaining relationships with market makers and broker-dealers.

Under the agreement, Tiber Creek has received cash fees from Richard Randolph III, the sole officer and director of the Company. In addition, the Company’s then-current shareholders, James Cassidy and James McKillop, were permitted to retain an aggregate total of 500,000 shares.

In general, Tiber Creek holds interests in inactive Delaware corporations which may be used by issuers (such as the Company) to reincorporate their business in the State of Delaware and capitalize the issuer at a level and in a manner (i.e. the number of authorized shares and rights and preferences of shareholders) that is appropriate for a public company. Otherwise, these corporations are inactive, and Tiber Creek does not conduct any business in such corporations.

James Cassidy and James McKillop serve only as interim officers and directors of these corporations (such as Purple Grotto Acquisition Corporation) until such time as the changes of control in such corporations are effectuated to the ultimate registering issuers. As the role of Tiber Creek is essentially limited to preparing the corporate structure and organizing the Company for becoming a public company, the roles of Mr. Cassidy and Mr. McKillop are generally limited to facilitating such change of control and securities registration transactions.

Property Leases and Mortgages

From inception through December 31, 2016, the Company currently used 2,009 rentable square feet of office space leased by Richard Randolph III, the Company’s sole officer and director, for its corporate offices at no cost to the Company.

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

On January 1, 2017, the Company moved its corporate offices to 4228 1st Avenue, Suite 15, Tucker, GA 30084.

The Company has no other properties and at this time has no agreements to acquire any properties.

Intellectual Property

At present, the Company does not possess any intellectual property protection. The Company may decide in the future to pursue efforts to protect its intellectual property, trade secrets and proprietary methods and processes.

Research and Development

The Company has not to date undertaken, and does not currently plan to undertake, any material research and development activities.

Employees

Currently, the Company has one employee, who has agreed to assist the Company without pay until the Company is more stable and has recurring cash flow from operations.

Subsidiaries

The Company has no subsidiaries.

Reports to Security Holders

In March 2015, the Company (as Purple Grotto Acquisition Corporation) filed a Form 10-12G general registration of securities pursuant to the Securities Exchange Act of 1934 and is a reporting company pursuant such Act and files with the Securities and Exchange Commission quarterly and annual reports and management shareholding information. The Company intends to deliver a copy of its annual report to its security holders, and will voluntarily send a copy of the annual report, including audited financial statements, to any registered shareholder who requests the same.

The Company's documents filed with the Securities and Exchange Commission may be inspected at the Commission's principal office in Washington, D.C. Copies of all or any part of the registration statement may be obtained from the Public Reference Section of the Securities and Exchange Commission, 100 F Street N.E., Washington, D.C. 20549. Call the Commission at 1-800-SEC-0330 for further information on the operation of the public reference rooms. The Securities and Exchange Commission also maintains a web site at http://www.sec.gov that contains reports, proxy statements and information regarding registrants that file electronically with the Commission. All of the Company’s filings may be located under the CIK number 0001634423.

PLAN OF OPERATION

Business Plan

The Company owns and operates a residential property located in Atlanta, Georgia from which it expects to generate revenue through leasing operations. The Company also plans to acquire and operate additional mixed-use, commercial and residential properties located in Georgia and throughout the United States. The Company expects to employ a short-term divestment strategy in connection with its acquisition of residential properties and expects to employ a long-term buy and hold strategy in connection with its acquisition of mixed-use and commercial properties. The Company may also acquire and manage additional assets consisting of securities, real-estate derivatives and taxable and non-taxable assets and may engage in property development activities, all of which is contingent upon identifying opportunities in the market that comport with its value-driven business strategy.

Potential Revenue

The Company owns and operates a residential property located in Atlanta, Georgia from which it expects to generate revenue from leasing operations. Further, depending on the market environment, the Company may elect to sell this property and generate revenue from the sale of this property.

The Company also plans to acquire and operate additional mixed-use, commercial and residential properties located in Georgia and throughout the United States. Depending on market conditions and the nature of the property acquired, the Company may generate revenue from leasing operations and/or from re-sales of such properties. As part of its business strategy, the Company expects to employ a short-term divestment strategy in connection with its acquisition of residential properties, from which it plans to generate revenues from resales of such properties, and expects to employ a long-term buy and hold strategy in connection with its acquisition of mixed-use and commercial properties, from which it expects to generate revenues from leasing and property management operations.

Employees

As of the date of the Report, the Company had one full-time employee, our Chief Executive Officer, and no part-time employees. Management believes that our relationship with these employees is good.

Recent Developments

On March 16, 2017, the Company filed a registration statement on Form S-1 (the “Registration Statement”) to register the resale of up to 1,360,000 shares of the Company’s common stock by selling shareholders named in the Registration Statement. The Company plans to update the Registration Statement to provide the financial statements for the year ended December 31, 2016, included in this Annual Report, following which the Securities and Exchange Commission likely will review the Registration Statement and provide comments. The Registration Statement registers only the resales of shares of our common stock already outstanding, which were issued in a private placement transaction. No new shares will be issued in connection with the Registration Statement.

ITEM 1A. RISK FACTORS.

The Company has limited revenues to date.

The Company has generated no revenues to date. To date, most of management’s time, and the Company’s limited resources have been spent in developing its business strategy, researching potential opportunities, contacting partners, exploring marketing contacts, establishing operations and management personnel and resources, preparing its business plan and model, selecting professional advisors and consultants and seeking capital for the Company.

The Company’s independent auditors have issued a report raising a substantial doubt of the Company’s ability to continue as a going concern.

In their audit report, the Company’s independent auditors reported that unless the Company is able to generate sufficient cash flows from operations and/or obtain additional financing, there is a substantial doubt as to its ability to continue as a going concern.

The Company has limited operating history of its own, and as such, any prospective investor can only assess the Company’s profitability or performance on a limited basis to date.

Because the Company is an early-stage company with limited operating history, it is impossible for an investor to assess the performance of the Company or to determine whether the Company will meet its projected business plan. The Company has limited financial results upon which an investor may judge its potential. As a company that only recently emerged from the development-stage, the Company may in the future still experience under-capitalization, shortages, setbacks and many of the problems, delays and expenses encountered by any early stage business. An investor will be required to make an investment decision based solely on the Company management’s history and its projected operations in light of the risks, expenses and uncertainties that may be encountered by engaging in the Company’s industry.

The Company has a correspondingly small financial and accounting organization. Being a public company may strain the Company's resources, divert management’s attention and affect its ability to attract and retain qualified officers and directors.

The Company is an early-stage company with no developed finance and accounting organization and the rigorous demands of being a public company require a structured and developed finance and accounting group. As a reporting company, the Company is already subject to the reporting requirements of the Securities Exchange Act of 1934. However, the requirements of these laws and the rules and regulations promulgated thereunder entail significant accounting, legal and financial compliance costs which may be prohibitive to the Company as it develops its business plan, services and scope. These costs have made, and will continue to make, some activities more difficult, time consuming or costly and may place significant strain on its personnel, systems and resources.

The Securities Exchange Act requires, among other things, that companies maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain the requisite disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight are required. As a result, management’s attention may be diverted from other business concerns, which could have a material adverse effect on the development of the Company's business, financial condition and results of operations.

These rules and regulations may also make it difficult and expensive for the Company to obtain director and officer liability insurance. If the Company is unable to obtain adequate director and officer insurance, its ability to recruit and retain qualified officers and directors, especially those directors who may be deemed independent, will be significantly curtailed.

The Company does not currently possess effective disclosure controls and procedures that are adequate for a public company.

Based upon his evaluation, the Chief Executive Officer, who is also the Chief Financial Officer of the Company has concluded that, as of the date of this prospectus, the existing disclosure controls and procedures of the Company were not effective. Disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

The Company intends to engage outside accounting and finance advisors to assist the Company in implementing effective disclosure controls and procedures.

The Company expects to incur additional expenses and may ultimately never be profitable.

The Company has only recently emerged from its status as a development-stage company, and it has limited operations to date. The Company will need to begin generating revenue to achieve and maintain profitability. To become profitable, the Company must successfully develop and operate its mixed-use, commercial and residential properties. These processes involve many factors that are beyond the Company’s control, including the type of competition that the Company may encounter. Ultimately, in spite of the Company’s best or reasonable efforts, the Company may never actually generate revenues sufficient to cover operating expenses or become profitable.

If the Company is unable to generate sufficient cash, it may find it necessary to curtail acquisition and operational activities.

The Company has an extensive business plan hinged on its ability to acquire, develop, market and commercialize hotels, retail stores and/or residential properties. If the Company is unable to acquire, develop, market and/or commercialize hotels, retail stores and/or residential properties, then it would not be able to proceed with its business plan or possibly to successfully develop its planned operations at all.

No formal market survey has been conducted.

No independent marketing survey has been performed to determine the potential demand for the Company’s hotels, residential properties, or retail stores. Nor has the Company conducted marketing studies regarding whether such properties or services would actually be marketable. No assurances can be given that upon marketing, the Company will be able to develop a sufficient customer base and business segment to sustain the Company's operations on a continued basis.

No assurance of market acceptance.

Even if the Company successfully acquires hotel and/or residential properties, there can be no assurance that the market reception will be positive for the Company or its ventures.

The proposed operations of the Company are speculative.

The success of the proposed business plan of the Company will depend to a great extent on the operations, financial condition and management of the Company. Although the Company has a business plan and intends to execute its overall business strategy, limited operations have been conducted to date. As no revenues have been realized as of yet, the proposed operations of the Company remain speculative.

The Company’s sole officer and director beneficially owns and will continue to own a majority of the Company’s common stock and, as a result, can exercise control over stockholder and corporate actions.

Mr. Richard J. Randolph, III, the sole officer and director of the Company, is currently the beneficial owner of approximately 85% of the Company’s outstanding common stock and assuming sale of all the Shares, will still own 76.5% of the Company's then outstanding common stock upon closing of the offering. As such, he will be able to control most matters requiring approval by stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control, which in turn could have a material adverse effect on the market price of the Company’s common stock or prevent stockholders from realizing a premium over the market price for their Shares.

Executive officers and directors of the Company will retain voting control after the Company’s public resale offering, which will allow them to exert substantial influence over major corporate decisions.

The Company anticipates that its executive officers and directors will, in the aggregate, beneficially own more than a majority of its issued and outstanding capital stock following the completion of the Company’s resale offering made pursuant to its registration statement on Form S-1, assuming the sale of all shares offered thereby. Accordingly, the present shareholders, by virtue of their percentage share ownership and certain procedures established by the certificate of incorporation and by-laws of the Company for the election of its directors, may effectively control the board of directors and the policies of the Company. As a result, these stockholders will retain substantial control over matters requiring approval by the Company’s stockholders, such as (without limitation) the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control, which in turn could have a material adverse effect on the market price of the Company’s common stock or prevent stockholders from realizing a premium over the market price for their Shares.

The Company depends on its management team to manage its business effectively.

The Company's future success is dependent in large part upon its ability to understand and develop the business plan and to attract and retain highly skilled management, operational and executive personnel. In particular, due to the relatively early stage of the Company's business, its future success is highly dependent on its officers, to provide the necessary experience and background to execute the Company's business plan. The loss of any officer’s services could impede, particularly initially as the Company builds a record and reputation, its ability to develop its objectives, particularly in its ability to operate hotels and retail stores and as such would negatively impact the Company's possible overall development.

The time devoted by Company management may not be full-time.

It is not anticipated that key officers would devote themselves full-time to the business of the Company at the present time. Once the Company obtains additional financing or generates sufficient revenues and profits, officers may then become employed in a full-time capacity.

Government regulation could negatively impact the business.

The Company’s business segments may be subject to various government regulations in the jurisdictions in which they operate. Due to the potential wide scope of the Company’s operations, the Company could be subject to regulation by various political and regulatory entities, including various local and municipal agencies and government sub-divisions. The Company may incur increased costs necessary to comply with existing and newly adopted laws and regulations or penalties for any failure to comply. The Company’s operations could be adversely affected, directly or indirectly, by existing or future laws and regulations relating to its business or industry.

There has been no prior public market for the Company’s securities and the lack of such a market may make resale of the stock difficult.

No prior public market has existed for the Company’s securities and the Company cannot assure any investor that a market will develop subsequent to the Company’s resale offering on Form S-1. An investor must be fully aware of the long-term nature of an investment in the Company. The Company intends to apply for quotation of its common stock on the OTC Bulletin Board as soon as possible which may be while the Company’s offering is still in process. However, the Company does not know if it will be successful in such application, how long such application will take, or, that if successful, that a market for the common stock will ever develop or continue on the OTC Bulletin Board. If for any reason the common stock is not listed on the OTC Bulletin Board or a public trading market does not otherwise develop, investors in the offering may have difficulty selling their common stock should they desire to do so. If the Company is not successful in its application for quotation on the OTC Bulletin Board, it will apply to have its securities quoted by the Pink OTC Markets, Inc., real-time quotation service for over-the-counter equities.

The Company does not intend to pay dividends to its stockholders, so investors will not receive any return on investment in the Company prior to selling their interest in it.

The Company does not project paying dividends but anticipates that it will retain future earnings for funding the Company’s growth and development. Therefore, investors should not expect the Company to pay dividends in the foreseeable future. As a result, investors will not receive any return on their investment prior to selling their Shares in the Company, if and when a market for such Shares develops. Furthermore, even if a market for the Company’s securities does develop, there is no guarantee that the market price for the shares would be equal to or more than the initial per share investment price paid by any investor.

The Company’s stock may be considered a penny stock and any investment in the Company’s stock will be considered a high-risk investment and subject to restrictions on marketability.

If the Shares commence trading, the trading price of the Company's common stock may be below $5.00 per share. If the price of the common stock is below such level, trading in its common stock would be subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended. These rules require additional disclosure by broker-dealers in connection with any trades generally involving any non-NASDAQ equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Such rules require the delivery, before any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith, and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions). For these types of transactions, the broker-dealer must determine the suitability of the penny stock for the purchaser and receive the purchaser’s written consent to the transactions before sale. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in the Company’s common stock which could impact the liquidity of the Company’s common stock.

The Company may face significant competition from companies that serve its industries.

The real estate industry is subject to intense competition. The Company would be competing for properties and tenants with competitors who may have greater financial and marketing resources, which would allow them to acquire properties and expand and improve their marketing efforts in ways that could affect the Company’s ability to effectively compete in this market. If the Company is unable to compete successfully, its financial performance may be adversely affected.

The Company is subject to the potential factors of market changes.

The business of the Company will be significantly impacted by the performance of the real estate market and may experience more volatility and be exposed to greater risk than a more diversified business. The value of companies engaged in the real estate industry is affected by: (i) changes in general economic and market conditions; (ii) changes in the value of real estate properties; (iii) risks related to local economic conditions, overbuilding and increased competition; (iv) increases in property taxes and operating expenses; (v) changes in zoning laws; (vi) casualty and condemnation losses; (vii) variations in rental income, neighborhood values or the appeal of property to tenants; (viii) the availability of financing and (ix) changes in interest rates and leverage.

The Company does not maintain certain insurance, including errors and omissions and indemnification insurance.

The Company has limited capital and, therefore, does not currently have a policy of insurance against liabilities arising out of the negligence of its officers and directors and/or deficiencies in any of its business operations. Even assuming that the Company obtained insurance, there is no assurance that such insurance coverage would be adequate to satisfy any potential claims made against the Company, its officers and directors, or its business operations. Any such liability which might arise could be substantial and may exceed the assets of the Company. The certificate of incorporation and by-laws of the Company provide for indemnification of officers and directors to the fullest extent permitted under applicable law. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers and controlling persons, it is the opinion of the Securities and Exchange Commission that such indemnification is against public policy, as expressed in the Act, and is therefore, unenforceable.

Intellectual property and/or trade secret protection may be inadequate.

The Company has not applied for any intellectual property or trade secret protection on any aspects of its business. The Company has no current plans on attempting to obtain patents, copyright, trademarks and/or service marks on any of its solutions and services. There can be no assurance that the Company can obtain effective protection against unauthorized duplication or the introduction of substantially similar solutions and services.

The Company may complete a primary public offering (or private placement) for Shares in parallel with or immediately following its current offering.

The Company may conduct a primary public offering (or private placement) for Shares to raise proceeds for the Company. Such an offering may be conducted in parallel with or immediately following the Company’s current offering. Sales of additional Shares will dilute the percentage ownership of shareholders in the Company.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

The Company has acquired and operates a real estate property located at 4228 1st Ave, Unit 15, Tucker, GA 30084. The Company intends to lease this property to a long-term tenant. It is Randolph Acquisitions’ goal to acquire additional residential properties that are projected to have similar specifications. The Company will build a diverse portfolio of single-family residences, commercial properties and multi-family residences. The Company may purchase real estate option contracts and make investments in other undervalued properties relative to expected market value as a risk management strategy. We anticipate acquiring multiple properties with the intent of implementing a short-term divestment strategy for residential properties and a buy, hold and lease strategy for commercial and mixed-use properties.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

As of the date of this Report, there was no established public trading market for the Company’s common stock, and a regular trading market may not develop, or if developed, may not be sustained. Stockholder in all likelihood, therefore, may have difficulty reselling their securities should they desire to do so when eligible for public resale. The Company plans to work with a market maker and other professionals with a view to having the Company’s common stock accepted for trading on the OTC Markets when Management deems it to be advisable and in the best interest of the Company and its shareholders.

Holders

As of April 17, 2017, there were approximately 33 stockholders.

Dividends

We have not paid, nor declared, any cash dividends since our inception and do not intend to declare or pay any such dividends in the foreseeable future. Our ability to pay cash dividends is subject to limitations imposed by state law.

Securities Authorized for Issuance Under Equity Compensation Plans

As of the year ended December 31, 2016, the Company had no compensation plans (including individual compensation arrangements) under which our Common Stock was authorized for issuance.

The Company’s management will review the adoption of an equity compensation plan in the future.

Recent sales of unregistered securities

The Company has issued the following securities in the last three (3) years. All such securities were issued pursuant to an exemption from registration of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering, as noted below. Each of these transactions was issued as part of a private placement of securities by the Company in which (i) no general advertising or solicitation was used, and (ii) the investors purchasing securities were acquiring the same for investment purposes only, without a view to resale. Furthermore, no underwriters participated or effectuated any of the transactions specified below. Also, no underwriting discounts or commissions applied to any of the transactions set forth below. All potential investors were contacted personally and possessed at the time of their investment bona fide substantive, pre-existing business relationships with the Company and/or its officers, directors and affiliates. No potential investors were contacted through other means, and no general advertising or general solicitation was used to solicit any investors.

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

ITEM 6. SELECTED FINANCIAL DATA.

As a “smaller reporting company,” we have elected not to provide the disclosure required by this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Company is an early-stage company (only recently emerging from its status as a development-stage company) and was incorporated in the State of Delaware in January 2015. As of the period from inception, January 12, 2015, through December 31, 2015, the Company did not generate any revenues and incurred minimal expenses and operating losses, as part of its operating activities. During the year ended December 31, 2016, the Company generated no revenues, but continued to incur operating losses.

The Company’s independent auditors have expressed substantial doubt as to the ability of the Company to continue as a going concern. Unless the Company is able to generate sufficient cash flow from operations and/or obtain additional financing, there is a substantial doubt as to the ability of the company to continue as a going concern.

Revenues and Losses

During the year ended December 31, 2016 and during the partial-year 2015, the Company generated no revenues. The Company has focused its efforts on identifying properties for acquisition and business development, and devoted little attention or resources to sales and marketing or generating near-term revenues and profits.

The Company posted net losses of $1,166 during the partial-year 2015. During the year ended December 31, 2016, the Company posted a net loss of $37,230.

Equipment Financing

The Company has no existing equipment financing arrangements.

Potential Revenue

The Company owns and operates a residential property located in Atlanta, Georgia from which it expects to generate revenue from leasing operations. Further, depending on the market environment, the Company may elect to sell this property and generate revenue from the sale of this property.

The Company also plans to acquire and operate additional mixed-use, commercial and residential properties located in Georgia and throughout the United States. Depending on market conditions and the nature of the property acquired, the Company may generate revenue from leasing operations and/or from re-sales of such properties. As part of its business strategy, the Company expects to employ a short-term divestment strategy in connection with its acquisition of residential properties, from which it plans to generate revenues from resales of such properties, and expects to employ a long-term buy and hold strategy in connection with its acquisition of mixed-use and commercial properties, from which it expects to generate revenues from leasing and property management operations.

Alternative Financial Planning

The Company has no alternative financial plans at the moment. If the Company is not able to successfully raise monies as needed through a private placement or other securities offering (including, but not limited to, a primary public offering of securities), the Company’s ability to survive as a going concern and implement any part of its business plan or strategy will be severely jeopardized.

Critical Accounting Policies

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires making estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Early Stage of Company and Capital Resources

Since its inception, the Company has devoted most of its efforts to business planning, research and development, recruiting management and staff and raising capital. Accordingly, the Company was considered to be in the development stage until it recently began formal operations. The Company has not generated any revenues from its operations, and there is no assurance of future revenues.

The Company’s proposed activities will necessitate significant uses of capital beyond 2016.

There is no assurance that the Company’s activities will generate sufficient revenues to sustain its operations without additional capital, or if additional capital is needed, that such funds, if available, will be obtainable on terms satisfactory to the Company. Accordingly, given the Company’s limited cash and cash equivalents on hand, the Company will be unable to implement its business plans and proposed operations unless it obtains additional financing or otherwise is able to generate revenues and profits. The Company may raise additional capital through sales of debt or equity, obtain loan financing or develop and consummate other alternative financial plans.

Discussion of the Year Ended December 31, 2016

The Company generated no revenues during the year ended December 31, 2016, and no revenues for the period from January 12, 2015 (inception) to December 31, 2015. The Company has focused its efforts on identifying properties for acquisition and business development, and devoted little attention or resources to sales and marketing or generating near-term revenues and profits.

During the year ended December 31, 2016, the Company posted a net loss of $37,230, compared to a net loss of $1,166 for the period from January 12, 2015 (inception) to December 31, 2015. The increased loss is primarily the result of the Company ramping up its operations in anticipation of executing its business plan.

During the year ended December 31, 2016, the Company used net cash of $-0- in its operating activities. During the same period, net cash used by investing activities totaled $126,750, and net cash provided by financing activities totaled $126,750. The Company had a cash balance of $-0- as of December 31, 2016.

Discussion of the period from January 12, 2015 (inception) to December 31, 2015

The Company did not generate revenues during the period from January 12, 2015 (inception) to December 31, 2015.

During the period from January 12, 2015 (inception) to December 31, 2015, the Company posted a net loss of $1,166.

For the period from January 12, 2015 (inception) to December 31, 2015, the Company used $-0- of net cash in operating activities and received net cash from financing activities of $-0-. The Company had a cash balance of $-0- as of December 31, 2015.

The Company did not incur any capital expenditures during the period from January 12, 2015 (inception) to December 31, 2015.

The Company does not anticipate that it will generate revenue sufficient to cover its planned operating expenses, and the Company must obtain additional financing in order to develop and implement its business plan and proposed operations. If the Company is not successful in generating sufficient revenues and/or obtaining additional funding to develop its business plan and proposed operations, this could have a material adverse effect on its business, results of operations liquidity and financial condition.

Liquidity and Capital Resources

Early Stage of Company and Capital Resources

Since its inception, the Company has devoted most of its efforts to business planning, research and development, recruiting management and staff and raising capital. Accordingly, the Company was considered to be in the development stage until it recently began formal operations. The Company has not generated any revenues from its operations, and there is no assurance of future revenues.

The Company’s proposed activities will necessitate significant uses of capital beyond 2016.

There is no assurance that the Company’s activities will generate sufficient revenues to sustain its operations without additional capital, or if additional capital is needed, that such funds, if available, will be obtainable on terms satisfactory to the Company. Accordingly, given the Company’s limited cash and cash equivalents on hand, the Company will be unable to implement its business plans and proposed operations unless it obtains additional financing or otherwise is able to generate revenues and profits. The Company may raise additional capital through sales of debt or equity, obtain loan financing or develop and consummate other alternative financial plans. Until such time that the Company’s registration statement becomes effective with the SEC, the Company plans to rely on its primary shareholder to continue his commitment to fund the Company’s continuing operating requirements. Upon the registration statement’s becoming effective, management anticipates a total capital raise between $5-10M USD over the course of the following four consecutive quarters. Management believes that this capital would allow the Company to meet its operating cash requirements, and would facilitate the Company’s acquisitions of multi-family, mixed-use, and commercial property for the purposes of building and sustaining a real estate portfolio of performing assets. Management also believes that the acquisition of such assets would generate revenue to cover overhead cost and general liabilities of the Company, and allow the Company to achieve overall sustainable profitability.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company”, we have elected not to provide the disclosure required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The required financial statements are included following the signature page of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our prior principal executive and financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended, the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and principal financial officer concluded that our disclosure controls and procedures as of the end of the period covered by this report (based on the evaluation of these controls and procedures required by Rule 15d-15(b) of the Exchange Act) were not effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and (ii) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by the Report, we did not have a formal audit committee and there was a lack of segregation of critical accounting duties.

We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of our company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management assessed our internal control over financial reporting as of December 31, 2016, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO 2013 Criteria). Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on our assessment, management has concluded that our internal control over financial reporting was not effective, as of the end of the fiscal year, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Inherent limitations on effectiveness of controls

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 15d-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2016, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On March 16, 2017, the Company filed a registration statement on Form S-1 (the “Registration Statement”) with the SEC to register the resale of shares of the Company’s common stock by selling shareholders named in the Registration Statement. The Company received initial comments from the SEC requesting that the Company provide updated financial statements for the year ended December 31, 2016. The Company plans to update and file an amendment to the Registration Statement as soon as possible following the filing of this Report, and will work with the Company’s professional advisors to respond to the SEC’s comments, with a view to having the Registration Statement declared effective.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information concerning our executive officers and directors.

Name	Age	Position	Year Commenced

Richard J. Randolph, III	35	Chief Executive Officer, Treasurer & Director	2015

Richard James Randolph III

Chief Executive Officer, Treasurer & Director

Since 2003 to the present, Mr. Randolph has served as chief executive officer of a privately owned real estate investment and development company responsible for renovating over 400 homes and in the U.S. Southeast and construction of over 100 new homes in the Metro Atlanta area. Mr. Randolph received his B.A. in Business Management from the University of Alabama in 2002.

Director Independence

Pursuant to Rule 4200 of The NASDAQ Stock Market one of the definitions of an independent director is a person other than an executive officer or employee of a company. The Company's board of directors has reviewed the materiality of any relationship that each of the directors has with the Company, either directly or indirectly. Based on this review, the board has determined that there are no independent directors.

Committees and Terms

The Board of Directors (the “Board”) has not established any committees.

Legal Proceedings

There are no legal proceedings regarding the Company.

Code of Ethics

Our Board of Directors has not adopted a code of ethics. We anticipate that we will adopt a code of ethics when we increase either the number of our Directors or the number of our employees.

Family Relationships

There are no family relationships between any director, executive officer, or person nominated or chosen by the Company to become a director or executive officer.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth all compensation paid by the Company for the fiscal years of 2015 and 2016.

Summary Executive Compensation Table:

Name and principal position (a)	Year ended December 31 (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Richard J. Randolph, III (1)	2015	0	0	0	0	0	0	0	0
	2016	0	0	0	0	0	0	0	0

To date, the company has not paid compensation to any executive officer or director. The Company may choose to pay a salary or fees to its executive management. The table above does not include prerequisites and other personal benefits in amounts less than 10% of the total annual salary and other compensation. There have been no changes in the Company’s compensation policy since the end of the Company’s last fiscal year, December 31, 2015.

(1) Richard J. Randolph, III is the Company’s Chief Executive Officer, Treasurer and a Director.

Narrative Disclosure to Summary Compensation Table

There are no current employment agreements between the Company and its executive officers. The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officers. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

Outstanding Equity Awards at Fiscal Year-End

There are no current outstanding equity awards to our executive officers as of December 31, 2016.

Committees of the Board

Our Company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our Company have a written nominating, compensation or audit committee charter. Our Directors believe that it is not necessary to have such committees, at this time, because the Board of Directors can adequately perform the functions of such committees.

Our Company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for Directors. The Board of Directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our Company does not currently have any specific or minimum criteria for the election of nominees to the Board of Directors and we do not have any specific process or procedure for evaluating such nominees. The Board of Directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our Board of Directors may do so by directing a written request addressed to our President and Director, at the address appearing on the first page of this filing.

Risk Oversight

Effective risk oversight is an important priority of the Board of Directors. Because risks are considered in virtually every business decision, the Board of Directors discusses risk throughout the year generally or in connection with specific proposed actions. The Board of Directors’ approach to risk oversight includes understanding the critical risks in the Company’s business and strategy, evaluating the Company’s risk management processes, allocating responsibilities for risk oversight among the full Board of Directors, and fostering an appropriate culture of integrity and compliance with legal responsibilities.

Corporate Governance

The Company promotes accountability for adherence to honest and ethical conduct; endeavors to provide full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with the Securities and Exchange Commission and in other public communications made by the Company; and strives to be compliant with applicable governmental laws, rules and regulations. The Company has not formally adopted a written code of business conduct and ethics that governs the Company’s employees, officers and Directors as the Company is not required to do so.

In lieu of an Audit Committee, the Company’s Board of Directors is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company's financial statements and other services provided by the Company’s independent public accountants. The Board of Directors reviews the Company's internal accounting controls, practices and policies.

Code of Ethics

Our Board of Directors has not adopted a code of ethics. We anticipate that we will adopt a code of ethics when we increase either the number of our Directors or the number of our employees.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act may require our executive officers and Directors, and persons who own more than ten percent of our common stock to file reports of ownership and change in ownership with the Securities and Exchange Commission and the exchange on which the common stock is listed for trading. Executive officers, Directors and more than ten percent (10%) stockholders are required by regulations promulgated under the Exchange Act to furnish us with copies of all Section 16(a) reports filed. Based solely on our review of copies of the Section 16(a) reports filed for the fiscal years ended December 31, 2016, we believe that our executive officers, Directors and ten percent (10%) stockholders complied with all reporting requirements applicable to them.

Director Compensation

Our Board of Directors does not currently receive any consideration for their services as members of the Board of Directors. The Board of Directors reserves the right in the future to award the members of the Board of Directors cash or stock based consideration for their services to the Company, which awards, if granted shall be in the sole determination of the Board of Directors.

Executive Compensation Philosophy

Our Board of Directors determines the compensation given to our executive officers in their sole determination. Our Board of Directors also reserves the right to pay our executives a salary, and/or issue them shares of common stock issued in consideration for services rendered and/or to award incentive bonuses which are linked to our performance, as well as to the individual executive officer’s performance. This package may also include long-term stock based compensation to certain executives, which is intended to align the performance of our executives with our long-term business strategies. Additionally, the Board of Directors reserves the right to grant stock options in the future, if the Board in its sole determination believes such grants would be in the best interests of the Company.

Incentive Bonus

The Board of Directors may grant incentive bonuses to our executive officers in its sole discretion, if the Board of Directors believes such bonuses are in the Company’s best interest, after analyzing our current business objectives and growth, if any, and the amount of revenue we are able to generate each month, which revenue is a direct result of the actions and ability of such executives.

Long-term, Stock Based Compensation

In order to attract, retain and motivate executive talent necessary to support the Company’s long-term business strategy we may award certain executives with long-term, stock-based compensation in the future, in the sole discretion of our Board of Directors, which we do not currently have any immediate plans to award.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information as of the date of this prospectus regarding the beneficial ownership of the Company’s common stock by each of its executive officers and directors, individually and as a group and by each person who beneficially owns in excess of five percent of the common stock after giving effect to any exercise of warrants or options held by that person.

Security Ownership of Officers, Directors and Certain Beneficial Holders

Name and Address of Beneficial Owner	Title of class	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Richard J. Randolph, III (2) (3)	Common Stock	5,000,000	85%

(1)	Based upon 5,860,000 shares outstanding as of the date of this Report.
(2)	The address of the Company’s Officers and Directors is 4228 1st Ave, Unit 15, Tucker, GA 30084.
(3)	Richard J. Randolph, III is the Company’s Chief Executive Officer, Chief Financial Officer, Chairman and Director.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE.

James Cassidy, a partner in the law firm which acts as counsel to the Company, is the sole owner and director of Tiber Creek Corporation which owns 250,000 shares of the Company's common stock. Tiber Creek has received consulting fees of $85,000 to date from the Company and also holds shares in the Company. Tiber Creek and its affiliate, MB Americus LLC, a California limited liability company, each currently hold 250,000 shares in the Company.

James Cassidy and James McKillop, who is the sole officer and owner of MB Americus, LLC, were both formerly officers and directors of the Company. As the organizers and developers of Purple Grotto Acquisition Corporation, Mr. Cassidy and Mr. McKillop were involved with the Company prior to the Acquisition. In particular, Mr. Cassidy provided services to the Company without charge, including preparation and filing of the charter corporate documents and preparation of the instant registration statement.

On January 1, 2016, the Company issued a promissory note to Richard Randolph, the Company's sole officer and director, in then amount of $32,400. The promissory note has a maturity date of September 30, 2017. The promissory note was issued in exchange for expenses paid by Richard Randolph, included audit and accounting fees and office expenses that have been reflected in the Company's financial statements.

Director Independence

Our securities are not listed on a national securities exchange or in an inter-dealer quotation system which has requirements that directors be independent. Therefore, we have adopted the independence standards of the American Stock Exchange, now known as the NYSE MKT LLC, to determine the independence of our directors and those directors serving on our committees. These standards provide that a person will be considered an independent director if he or she is not an officer of the company and is, in the view of the company’s board of directors, free of any relationship that would interfere with the exercise of independent judgment. Our board of directors has determined that as of the date of this Report, we had no independent directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of our annual financial statement and review of financial statements included in our 10-Q reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $6,500 for fiscal year ended December 31, 2016, and $5,750 for fiscal year ended December 31, 2015. Additionally, the principal accountant conducted an audit of Purple Grotto Acquisition Corporation (the original name of the Company as of January 31, 2015, as well as quarterly reviews in 2015, and the fees for such work totaled $750.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements that are not reported above were $288 for fiscal year ended December 31, 2016, and $325 for fiscal year ended December 31, 2015.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were $-0- for fiscal year ended December 31, 2016, and $-0- for fiscal year ended December 31, 2015.

All Other Fees

The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above were $-0- for fiscal year ended December 31, 2016, and $-0- for fiscal year ended December 31, 2015.

Audit Committee

As of the date of this Annual Report, the Company did not have a standing audit committee serving, and as a result our board of directors performs the duties of an audit committee. Our board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. We do not rely on pre-approval policies and procedures.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	Financial Statements Index

The following financial statements are filed with this report:

(b)	Exhibits

3.1+	Certificate of Incorporation

3.2+	By-laws

10.1++	Standard Commercial Sales Contract

10.2++	Form of Promissory Note by and between the Company and William C. Gottschalk dated December 29, 2016

10.3*	Form of Promissory Note by and between the Company and Richard Randolph dated December 29, 2016

31.1	Rule 15d-14(a) Certification by Principal Executive Officer and Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Previously filed as an exhibit to the Company’s Form 10-12G, filed on March 2, 2015, and incorporated herein by this reference.

++	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q, filed on March 6, 2017, and incorporated herein by this reference.

*	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1, filed on March 16, 2017, and incorporated herein by this reference

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RANDOLPH ACQUISITIONS, INC.

Date: April 17, 2017	By:	/s/ Richard J. Randolph III
Richard J. Randolph III, Chief Executive Officer, Chief Financial Officer (Principal Executive Officer, Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Richard J. Randolph III	Chairman, Chief Executive Officer, Chief Financial	April 17, 2017
Richard J. Randolph III	Officer (Principal Executive Officer, Principal Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Randolph Acquisitions, Inc.

50 Hurt Plaza

Atlanta, GA 30303

We have audited the accompanying balance sheets of Randolph Acquisitions, Inc. (the “Company”) as of December 31, 2016 and 2015 and the related statements of operations, changes in stockholders’ deficit and cash flows for the year then ended and for the period from January 12, 2015 (Inception) through December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015 and the results of its operations and its cash flows for the year then ended and for the period from January 12, 2015 (Inception) through December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, these conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ Anton & Chia, LLP

Newport Beach, California

April 17, 2017

RANDOLPH ACQUISITIONS, INC.

Balance Sheets

	December 31,
	2016	2015

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$-	$-
Restricted cash	1,712	-

Total Current Assets	1,712	-

OTHER ASSETS
Real estate property	126,750	-

TOTAL ASSETS	$128,462	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$-	$-
Note payable - related party	38,942	-
Note payable, current portion	4,624	-

Total Current Liabilities	43,566	-

LONG-TERM LIABILITIES
Note payable, non-current portion	122,126	-

Total Long-Term Liabilities	122,126	-

TOTAL LIABILITIES	165,692	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock - 100,000,000 shares authorized, $0.0001 par value; 5,500,000 shares issued and oustanding at December 31, 2016 and 2015	550	550
Discount on common stock	(550)	(550)
Additional paid-in capital	1,166	1,166
Accumulated deficit	(38,396)	(1,166)

Total Stockholders' Equity (Deficit)	(37,230)	-

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$128,462	$-

The accompanying notes are an integral part of these financial statements.

RANDOLPH ACQUISITIONS, INC.

Statements of Operations

		For the Period
		From Inception on
	For the	January 12, 2015
	Year Ended	(Inception) to
	December 31,	December 31,
	2016	2015

REVENUES	$-	$-

OPERATING EXPENSES
Rent expense	18,850	-
Legal and professional	17,534	-
General and administrative	846	1,166

Total Operating Expenses	37,230	1,166

LOSS FROM OPERATIONS	(37,230)	(1,166)

LOSS BEFORE INCOME TAXES	(37,230)	(1,166)
Provision for income taxes	-	-

NET LOSS	$(37,230)	$(1,166)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.00)

BASIC AND DILUTED WEIGHTED
AVERAGE NUMBER OF SHARES
OUTSTANDING	5,500,000	17,322,157

The accompanying notes are a integral part of these financials statements.

RANDOLPH ACQUISITIONS, INC.

Statements of Stockholders' Equity (Deficit)

						Total
			Discount	Additional		Stockholders'
	Common Stock		on Common	Paid-In	Accumulated	Equity
	Shares	Amount	Stock	Capital	Deficit	(Deficit)

Balance at inception on January 12, 2015	-	$-	$-	$-	$-	$-

Issuance of common stock	20,000,000	2,000	(2,000)	-	-	-

Redemption of common stock	(19,500,000)	(1,950)	1,950	-	-	-

Issuance of common stock	5,000,000	500	(500)	-	-	-

Payment of operating expenses by shareholder	-	-	-	1,166	-	1,166

Net loss for the period from inception on January 12, 2015 through December 31, 2015	-	-		-	(1,166)	(1,166)

Balance, December 31, 2015	5,500,000	550	(550)	1,166	(1,166)	-

Net loss for the year ended December 31, 2016	-	-	-	-	(37,230)	(37,230)

Balance, December 31, 2016	5,500,000	$550	$(550)	$1,166	$(38,396)	$(37,230)

The accompanying notes are an integral part of these financial statements.

RANDOLPH ACQUISITIONS, INC.

Statements of Cash Flows

		For the Period
		From Inception on
	For the	January 12, 2015
	Year Ended	(Inception) to
	December 31,	December 31,
	2016	2015
OPERATING ACTIVITIES
Net loss	$(37,230)	$(1,166)
Adjustments to Reconcile Net Loss to Net
Cash Used by Operating Activities:
Expenses paid by related party	38,942	1,166
Changes in operating assets and liabilities:
Restricted cash	(1,712)	-

Net Cash Used in Operating Activities	-	-

INVESTING ACTIVITIES
Purchase of real estate property	(126,750)	-

Net Cash Used in Investing Activities	(126,750)	-

FINANCING ACTIVITIES
Proceeds from note payable	126,750	-

Net Cash Provided by Financing Activities	126,750	-

NET INCREASE (DECREASE) IN CASH	$-	$-
CASH AT BEGINNING OF PERIOD	-	-

CASH AT END OF PERIOD	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Non-Cash Transaction
Common stock issued for no consideration	$-	$550

The accompanying notes are an integral part of these financial statements.

RANDOLPH ACQUISITIONS, INC.

Notes to Financial Statements

December 31, 2016

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

BASIS OF PRESENTATION

The summary of significant accounting policies presented below is designed to assist in understanding the Company's financial statements. Such financial statements and accompanying notes are the representations of the Company's management, who is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America ("U.S. GAAP") in all material respects, and have been consistently applied in preparing the accompanying financial statements. The accompanying balance sheets as of December 31, 2016 and 2015, have been derived from audited financial statements. All adjustments, normal and recurring in nature, considered necessary for a fair presentation have been included in the accompanying unaudited interim condensed financial statements.

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

CASH

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents as of December 31, 2016 and 2015.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of December 31, 2016 and 2015.

RANDOLPH ACQUISITIONS, INC.

Notes to Financial Statements

December 31, 2016

NOTE 1	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

INCOME TAXES

Under Accounting Standards Codification (“ASC”) 740, "Income Taxes," deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2016, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of December 31, 2016, there were no outstanding dilutive securities.

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

NOTE 2	GOING CONCERN

The Company has adopted Accounting Standards Update No. 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). As a result, management is required to evaluate whether there are relevant conditions and events that would indicate the probability of the Company’s inability to meet its obligations as they become due within one year of the date the financial statements are issued.

RANDOLPH ACQUISITIONS, INC.

Notes to Financial Statements

December 31, 2016

NOTE 2	GOING CONCERN (Continued)

The financial statements have been prepared under the assumption that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had an accumulated deficit of $38,396 at December 31, 2016, a net loss of $37,230 and $-0- net cash used in operating activities for the year ended December 31, 2016. While the Company believes in the viability of its strategy to find a potential merger or acquisition transaction with another entity, there can be no assurances to that effect and is therefore not considered a mitigating factor in determining the probability that the Company will meet its obligations. The Company holds no assets, has generated no revenue and has relied on advances from its controlling shareholder/Director to meet its operating expenses. Through oral conveyance, management affirms that it is probable that it will meet its obligations through advances from the Company’s Director and controlling shareholder; therefore, alleviating doubt about the Company’s ability to continue as a going concern for the twelve-month period from the date of the issuance of this report.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3	RECENT ACCOUNTING PRONOUNCEMENTS

In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”), which amends the guidance used in evaluating whether a set of acquired assets and activities represents a business. The guidance requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities is not considered a business. Application of ASU 2017-01 is expected to result in more acquisitions of real estate to be accounted for as asset acquisitions as opposed to business combinations. As a result, acquisition fees and expenses will be capitalized to the cost basis of the property acquired, and the tangible and intangible components acquired will be recorded based on their relative fair values as of the acquisition date. The standard is effective for all public business entities for annual periods beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted for periods for which financial statements have not yet been issued. The Company has not elected to early adopt the provisions of ASU 2017-01 as of October 1, 2016, and as a result, the Company’s real estate acquisition during the period December 31, 2016 was determined to represent an asset acquisition, but no acquisition fees or expenses related to this acquisition were capitalized.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and restricted cash. Therefore, amounts generally described as restricted cash should be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows, and transfers between cash and cash equivalents and restricted cash are no longer presented within the statement of cash flows. ASU 2016-18 is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. The Company elected to early adopt ASU 2016-18 for the reporting period ended December 31, 2016, and the standard was applied retrospectively for all periods presented. As a result of the adoption of ASU 2016-18, the Company no longer presents the change within restricted cash in the statement of cash flows.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows. ASU 2016-15 addresses certain issues where diversity in practice was identified. It amends existing guidance, which is principles based and often requires judgment to determine the appropriate classification of cash flows as operating, investing or financing activities. In addition, ASU 2016-15 clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. ASU 2016-15 is effective during the first quarter of 2018, and will generally require a retrospective approach. Early adoption is permitted. The Company does not believe that the adoption of ASU 2016-15 will have a material effect on its financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). The amendments in ASU 2016-02 change the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption of ASU 2016-02 as of its issuance is permitted. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company is currently evaluating the impact of adopting the new leases standard on its financial statements.

On June 12, 2015, the FASB issued ASU No. 2015-10-Technical Corrections and Improvements. The amendments in this Update cover a wide range of Topics in the Codification. The amendments in this Update represent changes to make minor corrections or minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2014-240-Technical Corrections and Improvements, which has been deleted. Transition guidance varies based on the amendments in this Update. The amendments in this Update that require transition guidance are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. All other amendments will be effective upon the issuance of this Update. Management is in the process of assessing the impact of this ASU on the Company's financial statements.

On April 30, 2015, the FASB issued ASU No. 2015-06 Earnings Per Share (Topic 260): Effects on Historical Earnings per Units of Master Limited Partnership Dropdown Transactions. Under Topic 260, Earnings Per Share, master limited partnerships (MLPs) apply the two-class method to calculate earnings per unit (EPU) because the general partner, limited partners, and incentive distribution rights holders each participate differently in the distribution of available cash. When a general partner transfers (or "drops down") net assets to a master limited partnership and that transaction is accounted for as a transaction between entities under common control, the statements of operations of the master limited partnership are adjusted retrospectively to reflect the dropdown transaction as if it occurred on the earliest date during which the entities were under common control. The amendments in this Update specify that for purposes of calculating historical EPU under the two-class method, the earnings (losses) of a transferred business before the date of a dropdown transaction should be allocated entirely to the general partner interest, and previously reported EPU of the limited partners would not change as a result of a dropdown transaction. Qualitative disclosures about how the rights to the earnings (losses) differ before and after the dropdown transaction occurs also are required. This Accounting Standards Update is the final version of Proposed Accounting Standards Update EITF-14A Earnings Per Share Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions (Topic 260), which has been deleted. This update is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Earlier application is permitted. The amendments in this Update should be applied retrospectively for all financial statements presented. Management is in the process of assessing the impact of this ASU on the Company's financial statements.

RANDOLPH ACQUISITIONS, INC.

Notes to Financial Statements

December 31, 2016

NOTE 3	RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In January 2015, the FASB issued ASU No. 2015-01 Income Statement Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. The objective of this Update is to simplify the income statement presentation requirements in Subtopic 225-20 by eliminating the concept of extraordinary items. Extraordinary items are events and transactions that are distinguished by their unusual nature and by the infrequency of their occurrence. Eliminating the extraordinary classification simplifies income statement presentation by altogether removing the concept of extraordinary items from consideration. This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2014-220 Income Statement Extraordinary Items (Subtopic 225-20), which has been deleted. This Update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The effective date is the same for both public business entities and all other entities. Management is in the process of assessing the impact of this ASU on the Company's financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). The amendments in ASU 2014-15 require management to evaluate, for each annual and interim reporting period, whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or are available to be issued when applicable) and, if so, provide related disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. On December 31, 2016, the Company adopted ASU 2015-03 and it did not have a material impact on the Company’s financial statements.

Management has considered all recent accounting pronouncements issued since the last audit of its financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 4	REAL ESTATE PROPERTY

On December 16, 2016, the Company entered into a Standard Commercial Sales Contract to acquire a parcel of commercial real estate property (the “Property”) located at 4228 1st Avenue, Suite 15, Tucker, GA, 30084, for a purchase price of $126,750 plus fees. The purchase of the Property closed on December 29, 2016.

NOTE 5	NOTE PAYABLE – RELATED PARTY

Certain expenses paid by the Company's sole officer and director, principally audit and accounting fees and office expenses have been reflected in the Company's financial statements, along with a corresponding payable to the stockholder for amounts due him. As of December 31, 2016, the amount due to the related party totaled $38,942.

NOTE 6	NOTE PAYABLE

In connection with the purchase of the Property discussed in Note 4, on December 29, 2016, the Company issued a promissory note to William C. Gottschalk, the seller of the Property, in the amount of $126,750 at an interest rate of 6.75% per year to be paid in monthly installments equal to $1,122.57 per month. This promissory note shall is due and payable on January 1, 2032, unless sooner paid. Of the note balance at December 31, 2016, $4,624 is classified as a current liability, with the remaining $122,126 classified as non-current.

NOTE 7	STOCKHOLDERS' DEFICIT

On January 22, 2015, the Company issued 20,000,000 founders common stock to two directors and officers. The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock.

On October 28, 2015, the Company redeemed a total of 19,500,000 shares from the then two shareholders (9,750,000 shares each) resulting in 500,000 shares of common stock remaining outstanding.

On October 30, 2015, the Company issued 5,000,000 shares of common stock to Richard J. Randolph, the new sole officer and director of the Company, as part of a change in control of the Company.

RANDOLPH ACQUISITIONS, INC.

Notes to Financial Statements

December 31, 2016

NOTE 8	SUBSEQUENT EVENTS

On February 8, 2017, the Company issued 360,000 shares of its common stock for total proceeds of $36.00 at a purchase price of $0.0001 per share to 33 investors pursuant to executed subscription agreements in reliance on the Section 4(a)(2) exemption from registration under the Securities Act.

