Form 10-Q
period 2017-03-31
Randolph Acquisitions, Inc.
filed 2017-05-22
CIK 1634423

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __ to ___

Commission File No. 000-55389

RANDOLPH ACQUISITIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware	47-3152749
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Randolph Acquisitions, Inc.

4228 First Avenue

Suite# 15

Tucker, GA 30084

(Address of principal executive offices) (zip code)

404-267-7093
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days).    Yes  ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒
Emerging growth company	☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(1) of the Exchange Act. ☐

As of May 22, 2017, the Company had 5,860,000 shares of its common stock, par value $.0001 per share, issued and outstanding.

RANDOLPH ACQUISITIONS, INC.
TABLE OF CONTENTS

RANDOLPH ACQUISITIONS, INC.

Condensed Balance Sheets

	March 31,	December 31,
	2017	2016
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$866	$-
Restricted cash	-	1,712

Total Current Assets	866	1,712

OTHER ASSETS
Real estate property	128,750	126,750

TOTAL ASSETS	$129,616	$128,462

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$-	$-
Deferred revenue	1,100	-
Note payable - related party	38,942	38,942
Note payable, current portion	4,624	4,624

Total Current Liabilities	44,666	43,566

LONG-TERM LIABILITIES
Note payable, non-current portion	121,306	122,126

Total Long-Term Liabilities	121,306	122,126

TOTAL LIABILITIES	165,972	165,692

STOCKHOLDERS’ DEFICIT
Common stock - 100,000,000 shares authorized, $0.0001 par value; 5,860,000 and 5,500,000 shares issued and outstanding at March 31, 2017 and December 31, 2016	586	550
Discount on common stock	(550)	(550)
Additional paid-in capital	1,166	1,166
Accumulated deficit	(37,558)	(38,396)

Total Stockholders’ Deficit	(36,356)	(37,230)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$129,616	$128,462

The accompanying notes are an integral part of these condensed financial statements.

RANDOLPH ACQUISITIONS, INC.

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended
	March 31,
	2017	2016

REVENUES

Rental income	$4,000	$-

OPERATING EXPENSES
Rent expense	-	7,800
Legal and professional	-	2,750
General and administrative	4,638	-

Total Operating Expenses	4,638	10,550

LOSS FROM OPERATIONS	(638)	(10,550)

OTHER INCOME (EXPENSES)

Miscellaneous income	2,900	-
Interest expense	(1,424)	-

Total Other Income (Expense)	1,476	-

INCOME (LOSS) BEFORE INCOME TAXES	838	(10,550)
Provision for income taxes	-	-

NET INCOME (LOSS)	$838	$(10,550)

BASIC AND DILUTED INCOME (LOSS) PER SHARE	$0.0001	$(0.002)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	5,708,000	5,500,000

The accompanying notes are an integral part of these condensed financial statements.

RANDOLPH ACQUISITIONS, INC.

Condensed Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	March 31,
	2017	2016
OPERATING ACTIVITIES
Net income (loss)	$838	$(10,550)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Expenses paid by related party	-	10,550
Changes in operating assets and liabilities:
Restricted cash	1,712	-
Deferred revenue	1,100	-

Net Cash Provided by Operating Activities	3,650	-

INVESTING ACTIVITIES
Additions to real estate property	(2,000)	-

Net Cash Used in Investing Activities	(2,000)	-

FINANCING ACTIVITIES
Common stock issued for cash	36	-
Payments on note payable	(820)	-

Net Cash Used in Financing Activities	(784)	-

NET INCREASE (DECREASE) IN CASH	$866	$-
CASH AT BEGINNING OF PERIOD	-	-

CASH AT END OF PERIOD	$866	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

NON-CASH TRANSACTIONS
Common stock issued for no consideration	$35	$-

The accompanying notes are an integral part of these condensed financial statements.

RANDOLPH ACQUISITIONS, INC.

Notes to Unaudited Condensed Financial Statements

March 31, 2017

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

BASIS OF PRESENTATION

The summary of significant accounting policies presented below is designed to assist in understanding the Company's financial statements. Such financial statements and accompanying notes are the representations of the Company's management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America ("U.S. GAAP") in all material respects, and have been consistently applied in preparing the accompanying financial statements. The accompanying balance sheet as of December 31, 2016, has been derived from audited financial statements. All adjustments, normal and recurring in nature, considered necessary for a fair presentation have been included in the accompanying unaudited interim condensed financial statements. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results of operations that may be expected for the full year.

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

INCOME TAXES

Under Accounting Standards Codification 740, "Income Taxes," deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2017, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of March 31, 2017, there are no outstanding dilutive securities.

NOTE 2 GOING CONCERN

The Company has adopted Accounting Standards Update (“ASU”) No. 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). As a result, management is required to evaluate whether there are relevant conditions and events that would indicate the probability of the Company’s inability to meet its obligations as they become due within one year of the date the financial statements are issued.

The financial statements have been prepared under the assumption that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had an accumulated deficit of $37,558 at March 31, 2017, a net loss from operations of $638 and $10,550, and net cash provided by operating activities of $3,650 and $-0-, for the three month periods ended March 31, 2017 and 2016, respectively. While the Company believes in the viability of its strategy to acquire and operate real estate properties, there can be no assurances to that effect and is therefore not considered a mitigating factor in determining the probability that the Company will meet its obligations. The Company holds minimal current assets, has generated little revenue since inception and has relied primarily on advances from its controlling shareholder/Director to meet its operating expenses. Through oral conveyance, management affirms that it is probable that it will meet its obligations through advances from the Company’s Director and controlling shareholder; therefore, alleviating doubt about the Company’s ability to continue as a going concern for the twelve-month period from the date of the issuance of this report.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 RECENT ACCOUNTING PRONOUNCEMENTS

In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”), which amends the guidance used in evaluating whether a set of acquired assets and activities represents a business. The guidance requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities is not considered a business. Application of ASU 2017-01 is expected to result in more acquisitions of real estate being accounted for as asset acquisitions as opposed to business combinations. As a result, acquisition fees and expenses will be capitalized to the cost basis of the property acquired, and the tangible and intangible components acquired will be recorded based on their relative fair values as of the acquisition date. The standard is effective for all public business entities for annual periods beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted for periods for which financial statements have not yet been issued. The Company had not elected to early adopt the provisions of ASU 2017-01 as of October 1, 2016, and as a result, the Company’s real estate acquisition during the period ended December 31, 2016 was determined to represent an asset acquisition, but no acquisition fees or expenses related to this acquisition were capitalized.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and restricted cash. Therefore, amounts generally described as restricted cash should be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows, and transfers between cash and cash equivalents and restricted cash are no longer presented within the statement of cash flows. ASU 2016-18 is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. The Company elected to early adopt ASU 2016-18 for the reporting period ended December 31, 2016, and the standard was applied retrospectively for all periods presented. As a result of the adoption of ASU 2016-18, the Company no longer presents the change within restricted cash in the consolidated statement of cash flows.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows. ASU 2016-15 addresses certain issues where diversity in practice was identified. It amends existing guidance, which is principles based and often requires judgment to determine the appropriate classification of cash flows as operating, investing or financing activities. In addition, ASU 2016-15 clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. ASU 2016-15 is effective during the first quarter of 2018, and will generally require a retrospective approach. Early adoption is permitted. The Company does not believe that the adoption of ASU 2016-15 will have a material effect on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). The amendments in ASU 2016-02 change the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption of ASU 2016-02 as of its issuance is permitted. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company is currently evaluating the impact of adopting the new leases standard on its consolidated financial statements.

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). The amendments in ASU 2014-15 require management to evaluate, for each annual and interim reporting period, whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or are available to be issued when applicable) and, if so, provide related disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. On December 31, 2016, the Company adopted ASU 2015-03 and it did not have a material impact on the Company’s consolidated financial statements.

Management has considered all recent accounting pronouncements issued since the last audit of its consolidated financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s consolidated financial statements.

NOTE 4 REAL ESTATE PROPERTY

On December 16, 2016, the Company entered into a Standard Commercial Sales Contract to acquire a parcel of commercial real estate property (the “Property”) located at 4228 1st Avenue, Suite 15, Tucker, GA, 30084, for a purchase price of $126,750 plus fees. The purchase of the Property closed on December 29, 2016. On February 1, 2017, the Company paid $2,000 for certain improvements on the property, which were capitalized and included in the total balance at March 31, 2017.

NOTE 5 NOTE PAYABLE – RELATED PARTY

Certain expenses paid by the Company's sole officer and director, principally audit and accounting fees and office expenses have been reflected in the Company's financial statements, along with a corresponding payable to the stockholder for amounts due him. As of March 31, 2017, the amount due to the related party totaled $38,942.

NOTE 6 NOTE PAYABLE

In connection with the purchase of the Property discussed in Note 4, on December 29, 2016, the Company issued a promissory note to William C. Gottschalk, the seller of the Property, in the amount of $126,750 at an interest rate of 6.75% per year to be paid in monthly installments equal to $1,123 per month. This promissory note shall is due and payable on January 1, 2032, unless sooner paid. Of the note balance at March 31, 2017, $4,624 is classified as a current liability, with the remaining $121,306 classified as non-current.

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

NOTE 8 SUBSEQUENT EVENTS

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report and there are no material subsequent events to report.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Randolph Acquisitions, Inc. (formerly “Purple Grotto Acquisition Corporation”) (“Randolph” or the “Company”) was incorporated on January 12, 2015, under the laws of the state of Delaware. The business purpose of the Company is to acquire and operate real estate properties located in Georgia and throughout the United States. The Company is currently developing plans to acquire and operate single-family, multi-family, commercial and mixed-use real estate properties using the Company’s proprietary grading matrix to identify properties for purchase.

The Company has been in the development stage since inception and its operations to date have been limited to issuing shares to its original shareholders and effecting a change in control of the Company described below.

The Company originated as a blank check company and qualifies as an "emerging growth company" as defined in the Jumpstart Our Business Startups Act which became law in April 2012.

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

On February 8, 2017, the Company conducted private offering of its securities (the “Private Offering”) and issued 360,000 shares of its common stock for total proceeds of $36.00 at a purchase price of $0.0001 per share to 33 investors (the “Investors”) pursuant to executed subscription agreements in reliance on the Section 4(a)(2) exemption from registration under the Securities Act.

The Company has filed a registration statement on Form S-1 to register the resales of the shares purchased by the Investors in the Private Offering. As of the date of this Report, the registration statement was under review by the U.S. Securities and Exchange Commission.

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

Other than the purchase of the Property described above, the Company has not entered into other any definitive or binding agreements and there are no assurances that any transactions will occur.

As of March 31, 2017, the Company had not generated significant, recurring revenues and had not shown a history of positive income or cash flows from operations since inception. At March 31, 2017, the Company had sustained net losses of $37,558 since inception and had a net capital deficiency and working capital deficiency of $43,800.

For the period ended December 31, 2016, the Company's independent auditors issued a report raising substantial doubt about the Company's ability to continue as a going concern. As of March 31, 2017, the Company has minimal operations and the continuation of the Company as a going concern is dependent upon financial support from its principal stockholders, its ability to obtain necessary equity financing, or its ability to expand its existing commercial real-estate portfolio into consistent profitability.

The Company’s independent auditors have expressed substantial doubt as to the ability of the Company to continue as a going concern. Unless the Company is able to generate sufficient cash flow from operations and/or obtain additional financing, there is a substantial doubt as to the ability of the company to continue as a going concern.

Revenues and Losses

During the three months ended March 31, 2017, the Company generated revenues totaling $4,000, through leasing space in its real estate property. The Company is focusing its efforts on identifying additional properties for acquisition and business development.

During the quarter ended March 31, 2017, the Company posted net income of $838.

Equipment Financing

The Company has no existing equipment financing arrangements.

Potential Revenue

The Company owns and operates a commercial property located in Atlanta, Georgia from which it expects to generate revenue from leasing operations. Further, depending on the market environment, the Company may elect to sell this property and generate revenue from the sale of this property.

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

Discussion of the Quarter Ended March 31, 2017

During the three months ended March 31, 2017, the Company generated revenues totaling $4,000, compared to $-0- in revenue for the comparable quarter of 2016. The revenue for the current period was generated through leasing space in its real estate property. The Company is focusing its efforts on identifying additional properties for acquisition and business development.

During the quarter ended March 31, 2017, the Company posted net income of $838, compared to a net loss of $10,550 for the quarter ended March 31, 2016. The increased income is primarily the result of generating revenue from the Company’s real estate property, coupled with decreased rent expense.

During the quarter ended March 31, 2017, the Company experienced a net cash inflow of $3,650 in its operating activities, compared to $-0- for the same period of 2016. During the quarter ended March 31, 2017, net cash used by investing activities totaled $2,000, and net cash used by financing activities totaled $784. The Company had a cash balance of $866 as of March 31, 2017.

Liquidity and Capital Resources

Early Stage of Company and Capital Resources

Since its inception, the Company has devoted most of its efforts to business planning, research and development, recruiting management and staff and raising capital. Accordingly, the Company was considered to be in the development stage until it recently began formal operations. The Company generated $4,000 in revenues since its inception; however, and there is no assurance of future revenues.

The Company’s proposed activities will necessitate significant uses of capital beyond 2017.

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

ITEM 5. OTHER INFORMATION

Change in Shell Company Status

As noted above, on December 16, 2016, the Company entered into a Standard Commercial Sales Contract to acquire a parcel of commercial real estate property (the “Property”) located at 4228 1st Avenue, Suite 15, Tucker, GA 30084, for a purchase price of $126,750 plus fees. The purchase of the Property closed on December 29, 2016. In connection with the purchase of the Property, on December 29, 2016, the Company issued a promissory note to William C. Gottschalk, the seller of the property, in the amount of $126,750 at an interest rate of 6.75% per year to be paid in monthly installments equal to $1,122.57 per month. This promissory note shall be due and payable on January 1, 2032, unless sooner paid.

In connection with the purchase of the Property, as of December 16, 2016, the Company no longer met the definition of a shell company as defined in Rule 12b-2 under the Exchange Act, in that the Company had operations (owning a leasing real property), and assets other than cash or cash equivalents. As such, as of December 16, 2016, the Company had exited shell status.

No Changes in Nomination Procedures

During the quarter covered by this Report, there were not any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1	Standard Commercial Sales Contract (Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q, filed on March 6, 2017, and incorporated herein by this reference)
10.2	Form of Promissory Note (Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q, filed on March 6, 2017, and incorporated herein by this reference)
10.3	Form of Promissory Note by and between the Company and Richard Randolph dated December 29, 2016 (Previously filed as an exhibit to the Company’s Registration Statement on Form S-1, filed on March 16, 2017, and incorporated herein by this reference)
31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 22, 2017

RANDOLPH ACQUISITIONS, INC.

By:	/s/ Richard J. Randolph III
Name:	Richard J. Randolph III
Title:	Chief Executive Officer, Chief Financial Officer

