Form 10-Q
period 2017-06-30
Randolph Acquisitions, Inc.
filed 2017-08-21
CIK 1634423

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller Reporting Company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(1) of the Exchange Act. ☐

As of August 21, 2017, the Company had 5,860,000 shares of its common stock, par value $.0001 per share, issued and outstanding.

RANDOLPH ACQUISITIONS, INC.
TABLE OF CONTENTS

RANDOLPH ACQUISITIONS, INC.

Condensed Balance Sheets

	June 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$465	$-
Restricted cash	-	1,712
Accounts receivable	2,000	-

Total Current Assets	2,465	1,712

OTHER ASSETS
Real estate property, net	126,609	126,750

TOTAL ASSETS	$129,074	$128,462

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,150	$-
Deferred revenue	1,100	-
Note payable - related party	72,679	38,942
Note payable, current portion	4,624	4,624

Total Current Liabilities	81,553	43,566

LONG-TERM LIABILITIES
Note payable, non-current portion	120,085	122,126

Total Long-Term Liabilities	120,085	122,126

TOTAL LIABILITIES	201,638	165,692

STOCKHOLDERS' DEFICIT
Preferred stock - 20,000,000 shares authorized, $0.0001 par value, zero shares issued and outstanding at June 30, 2017 and December 31, 2016	-	-
Common stock - 100,000,000 shares authorized, $0.0001 par value; 5,860,000 and 5,500,000 shares issued and oustanding at June 30, 2017 and December 31, 2016	586	550
Discount on common stock	(550)	(550)
Additional paid-in capital	1,166	1,166
Accumulated deficit	(73,766)	(38,396)

Total Stockholders' Deficit	(72,564)	(37,230)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$129,074	$128,462

The accompanying notes are an integral part of these condensed financial statements.

RANDOLPH ACQUISITIONS, INC.

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

REVENUES

Rental income	$6,000	$-	$10,000	$-

OPERATING EXPENSES
Professional fees	36,887	-	36,887	2,750
Depreciation expense	2,141	-	2,141	-
Rent expense	-	7,800	-	15,600
General and administrative	1,037	-	5,675	-

Total Operating Expenses	40,065	7,800	44,703	18,350

LOSS FROM OPERATIONS	(34,065)	(7,800)	(34,703)	(18,350)

OTHER INCOME (EXPENSES)

Miscellaneous income	-	-	2,900	-
Interest expense	(2,143)	-	(3,567)	-

Total Other Income (Expense)	(2,143)	-	(667)	-

INCOME (LOSS) BEFORE INCOME TAXES	(36,208)	(7,800)	(35,370)	(18,350)
Provision for income taxes	-	-	-	-

NET INCOME (LOSS)	$(36,208)	$(7,800)	$(35,370)	$(18,350)

BASIC AND DILUTED INCOME (LOSS) PER SHARE	$(0.0062)	$(0.001)	$(0.0061)	$(0.003)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	5,860,000	5,500,000	5,782,431	5,500,000

The accompanying notes are a integral part of these condensed financials statements.

RANDOLPH ACQUISITIONS, INC.

Condensed Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	June 30,
	2017	2016
OPERATING ACTIVITIES
Net income (loss)	$(35,370)	$(18,350)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Expenses paid by related party	33,737	18,350
Depreciation	2,141	-
Changes in operating assets and liabilities:
Restricted cash	1,712	-
Accounts receivable	(2,000)	-
Accounts payable and accrued expenses	3,150	-
Deferred revenue	1,100	-

Net Cash Provided by Operating Activities	4,470	-

INVESTING ACTIVITIES
Additions to real estate property	(2,000)	-

Net Cash Used in Investing Activities	(2,000)	-

FINANCING ACTIVITIES
Common stock issued for cash	36	-
Payments on note payable	(2,041)	-

Net Cash Provided by (Used in) Financing Activities	(2,005)	-

NET INCREASE (DECREASE) IN CASH	$465	$-
CASH AT BEGINNING OF PERIOD	-	-

CASH AT END OF PERIOD	$465	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

NON-CASH TRANSACTIONS
Common stock issued for no consideration	$35	$-

The accompanying notes are an integral part of these condensed financial statements.

RANDOLPH ACQUISITIONS, INC.

Notes to Unaudited Condensed Financial Statements

June 30, 2017

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

BASIS OF PRESENTATION

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2017, and for all periods presented herein, have been made.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2016 audited financial statements. The results of operations for the periods ended June 30, 2017 and 2016 are not necessarily indicative of the operating results for the full year.

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

INCOME TAXES

Under Accounting Standards Codification 740, "Income Taxes," deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2017, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

RANDOLPH ACQUISITIONS, INC.

Notes to Unaudited Condensed Financial Statements

June 30, 2017

NOTE 1     NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

PROPERTY, PLANT, AND EQUIPMENT

Property and equipment are stated at cost. Major additions and improvements are capitalized in the month following the month in which the assets or improvement are deemed to be placed in service. Maintenance and repairs are expensed as incurred. Upon disposition, the net book value is eliminated from the accounts, with the resultant gain or loss reflected in operations. Depreciation expense is computed on a straight-line basis over the estimate useful lives of the assets as follows:

Buildings	25 years
Leasehold improvements	7 years
Furniture and fixtures	3-7 years

The Company periodically assesses the recoverability of property, plant and equipment and evaluates such assets for impairment whenever events or changes in circumstances indicate that the net carrying amount of an asset may not be recoverable. Asset impairment is determined to exist if estimated future cash flows, undiscounted and without interest charges, are less than the net carrying amount.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of June 30, 2017, there are no outstanding dilutive securities.

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

As reflected in the financial statements, the Company had an accumulated deficit of $73,766 at June 30, 2017, a net loss from operations of $34,703 and $18,350, and net cash provided by operating activities of $4,470 and $-0-, for the six month periods ended June 30, 2017 and 2016, respectively. While the Company believes in the viability of its strategy to acquire and operate real estate properties, there can be no assurances to that effect and is therefore not considered a mitigating factor in determining the probability that the Company will meet its obligations. The Company holds minimal current assets, has generated little revenue inception and has relied primarily on advances from its controlling shareholder/Director to meet its operating expenses. Through oral conveyance, management affirms that it is probable that it will meet its obligations through advances from the Company’s Director and controlling shareholder; therefore, alleviating doubt about the Company’s ability to continue as a going concern for the twelve-month period from the date of the issuance of this report.

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

RANDOLPH ACQUISITIONS, INC.

Notes to Unaudited Condensed Financial Statements

June 30, 2017

NOTE 3     RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

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

RANDOLPH ACQUISITIONS, INC.

Notes to Unaudited Condensed Financial Statements

June 30, 2017

NOTE 3     RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

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

RANDOLPH ACQUISITIONS, INC.

Notes to Unaudited Condensed Financial Statements

June 30, 2017

NOTE 4     REAL ESTATE PROPERTY

On December 16, 2016, the Company entered into a Standard Commercial Sales Contract to acquire a parcel of commercial real estate property (the "Property") located at 4228 1st Avenue, Suite 15, Tucker, GA, 30084, for a purchase price of $126,750 plus fees, of which 80 percent ($101,400) was allocated to the building, with the remaining 20 percent ($25,350) allocated to land. The purchase of the Property closed on December 29, 2016. On February 1, 2017, the Company paid $2,000 for certain improvements on the property, which were capitalized and included in the total balance at June 30, 2017. During the six months ended June 30, 2017, the Company recognized depreciation expense of $2,141 relating to this property.

NOTE 5     NOTE PAYABLE – RELATED PARTY

Certain expenses paid by the Company's sole officer and director, principally audit and professional fees and office expenses have been reflected in the Company's financial statements, along with a corresponding payable to the stockholder for amounts due him. The note is non-interest bearing and is due on demand. As of June 30, 2017, the amount due to the related party totaled $72,679.

NOTE 6     NOTE PAYABLE

In connection with the purchase of the Property discussed in Note 4, on December 29, 2016, the Company issued a promissory note to William C. Gottschalk, the seller of the Property, in the amount of $126,750 at an interest rate of 6.75% per year to be paid in monthly installments equal to $1,123 per month. This promissory note is due and payable on January 1, 2032, unless sooner paid. Of the note balance at June 30, 2017, $4,624 is classified as a current liability, with the remaining $120,085 classified as non-current. For the six-months ended June 30, 2017 the Company incurred $3,567 in interest expense pursuant to this note.

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

NOTE 8     SUBSEQUENT EVENTS

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report and there are no material subsequent events to report, except as described below:

Subsequent to June 30, 2017, the Company issued an aggregate of 58,824 shares of common stock to two third-party investors for cash at $0.85 per share, resulting in total cash proceeds of $50,000.

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

The Company has filed a registration statement on Form S-1 (the “Registration Statement”) to register the resales of the shares purchased by the Investors in the Private Offering. The Registration Statement was declared effective by the U.S. Securities and Exchange Commission on July 10, 2017.

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

As of June 30, 2017, the Company had not generated significant, recurring revenues and had not shown a history of positive income or cash flows from operations since inception. At June 30, 2017, the Company had sustained net losses of $73,766 since inception and had a net capital deficiency and working capital deficiency of $79,088.

For the period ended December 31, 2016, the Company's independent auditors issued a report raising substantial doubt about the Company's ability to continue as a going concern. As of June 30, 2017, the Company had minimal operations and the continuation of the Company as a going concern is dependent upon financial support from its principal stockholders, its ability to obtain necessary equity financing, or its ability to expand its existing commercial real-estate portfolio into consistent profitability.

The Company’s independent auditors have expressed substantial doubt as to the ability of the Company to continue as a going concern. Unless the Company is able to generate sufficient cash flow from operations and/or obtain additional financing, there is a substantial doubt as to the ability of the company to continue as a going concern.

Revenues and Losses

During the three months ended June 30, 2017, the Company generated revenues totaling $6,000, through leasing space in its real estate property. The Company is focusing its efforts on identifying additional properties for acquisition and business development.

During the quarter ended June 30, 2017, the Company posted a net loss of $36,208.

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

Discussion of the Quarter Ended June 30, 2017

During the three months ended June 30, 2017, the Company generated revenues totaling $6,000, compared to $-0- in revenue for the comparable quarter of 2016. The revenue for the current period was generated through leasing space in its real estate property. The Company is focusing its efforts on identifying additional properties for acquisition and business development.

During the quarter ended June 30, 2017, the Company posted a net loss of $36,208, compared to a net loss of $7,800 for the quarter ended June 30, 2016. The increased loss is primarily the result of increased legal and professional fees incurred, partially offset by increased revenue from the Company’s real estate property and decreased rent expense.

Liquidity and Capital Resources

During the six months ended June 30, 2017, the Company experienced a net cash inflow of $4,470 in its operating activities, compared to $-0- for the same period of 2016. During the six months ended June 30, 2017, net cash used by investing activities totaled $2,000, and net cash used by financing activities totaled $2,005. The Company had a cash balance of $465 as of June 30, 2017.

Early Stage of Company and Capital Resources

Since its inception, the Company has devoted most of its efforts to business planning, research and development, recruiting management and staff and raising capital. Accordingly, the Company was considered to be in the development stage until it recently began formal operations. The Company generated $10,000 in revenues since its inception; however, and there is no assurance of future revenues.

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

PART II — OTHER INFORMATION

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

On July 8, 2017, the Company issued an aggregate of 58,824 shares of common stock to two third-party investors for cash at $0.85 per share, resulting in total cash proceeds of $50,000.

The sales of these shares were made in reliance on the private offering exemption of Section 4(a)(2) of the Securities Act based on the following factors: (i) the number of offerees or purchasers, as applicable, (ii) the absence of general solicitation, (iii) investment representations obtained from the security holders in the transaction, (iv) the provision of appropriate disclosure, and (v) the placement of restrictive legends on the certificates reflecting the securities.

ITEM 5.     OTHER INFORMATION

Registration Statement Effective

As noted above, on July 10, 2017, the SEC declared the Company’s Registration Statement effective.

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

Dated: August 21, 2017

RANDOLPH ACQUISITIONS, INC.

By:	/s/ Richard J. Randolph III
Name:	Richard J. Randolph III
Title:	Chief Executive Officer, Chief Financial Officer

