Form 10-Q
period 2017-09-30
Randolph Acquisitions, Inc.
filed 2017-11-20
CIK 1634423

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

770-217-1802
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(1) of the Exchange Act. ☐

As of November 15, 2017, the Company had 5,971,765 shares of its common stock, par value $.0001 per share, issued and outstanding.

RANDOLPH ACQUISITIONS, INC.
TABLE OF CONTENTS

RANDOLPH ACQUISITIONS, INC.

Condensed Balance Sheets

	September 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$40,332	$-
Restricted cash	-	1,712
Accounts receivable	1,800	-

Total Current Assets	42,132	1,712

OTHER ASSETS
Real estate property, net	125,525	126,750

TOTAL ASSETS	$167,657	$128,462

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$9,030	$-
Deferred revenue	1,100	-
Note payable - related party	72,679	38,942
Note payable, current portion	3,648	4,624

Total Current Liabilities	86,457	43,566

LONG-TERM LIABILITIES
Note payable, non-current portion	120,085	122,126

Total Long-Term Liabilities	120,085	122,126

TOTAL LIABILITIES	206,542	165,692

STOCKHOLDERS' DEFICIT

Preferred stock - 20,000,000 shares authorized, $0.001 par value; zero shares issued and outstanding	-	-
Common stock - 100,000,000 shares authorized, $0.0001 par value; 5,971,765 and 5,500,000 shares issued, and out standing at September 30, 2017 and December 31, 2016	597	550
Discount on common stock	(550)	(550)
Additional paid-in capital	96,155	1,166
Accumulated deficit	(135,087)	(38,396)

Total Stockholders' Deficit	(38,885)	(37,230)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$167,657	$128,462

The accompanying notes are an integral part of these condensed financial statements.

RANDOLPH ACQUISITIONS, INC.

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

REVENUES

Rental income	$6,000	$-	$16,000	$-

OPERATING EXPENSES
Professional fees	55,353	12,100	92,240	14,850
Depreciation expense	1,083	-	3,224	-
Rent expense	-	1,950	-	17,550
General and administrative	8,756	-	14,432	-

Total Operating Expenses	65,192	14,050	109,896	32,400

LOSS FROM OPERATIONS	(59,192)	(14,050)	(93,896)	(32,400)

OTHER INCOME (EXPENSES)

Miscellaneous income	-	-	2,901	-
Interest expense	(2,128)	-	(5,696)	-

Total Other Expense	(2,128)	-	(2,795)	-

LOSS BEFORE INCOME TAXES	(61,321)	(14,050)	(96,691)	(32,400)
Provision for income taxes	-	-	-	-

NET LOSS	$(61,321)	$(14,050)	$(96,691)	$(32,400)

BASIC AND DILUTED
LOSS PER SHARE	$(0.0104)	$(0.003)	$(0.0166)	$(0.006)

BASIC AND DILUTED WEIGHTED
AVERAGE NUMBER OF SHARES
OUTSTANDING	5,918,057	5,500,000	5,829,455	5,500,000

The accompanying notes are an integral part of these condensed financial statements.

RANDOLPH ACQUISITIONS, INC.

Condensed Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	September 30,
	2017	2016
OPERATING ACTIVITIES
Net loss	$(96,691)	$(32,400)
Adjustments to Reconcile Net Loss to
Net Cash Provided by Operating Activities:
Expenses paid by related party	33,738	32,400
Depreciation	3,224	-
Common stock issued for services	5,000	-
Changes in operating assets and liabilities:
Restricted cash	1,712	-
Accounts receivable	(1,800)	-
Accounts payable and accrued expenses	9,030	-
Deferred revenue	1,100	-

Net Cash Used In Operating Activities	(44,687)	-

INVESTING ACTIVITIES
Additions to real estate property	(2,000)	-

Net Cash Used in Investing Activities	(2,000)	-

FINANCING ACTIVITIES
Common stock issued for cash	90,036	-
Payments on note payable	(3,017)	-

Net Cash Provided by Financing Activities	87,019	-

NET INCREASE IN CASH	$40,332	$-
CASH AT BEGINNING OF PERIOD	-	-

CASH AT END OF PERIOD	$40,332	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Supplemental cash interest or tax payments

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for no consideration	$35	$-

The accompanying notes are an integral part of these condensed financial statements.

RANDOLPH ACQUISITIONS, INC.

Notes to Financial Statements

September 30, 2017

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

BASIS OF PRESENTATION

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2017, and for all periods presented herein, have been made.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2016 audited financial statements. The results of operations for the periods ended September 30, 2017 and 2016 are not necessarily indicative of the operating results for the full year.

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

RANDOLPH ACQUISITIONS, INC.

Notes to Financial Statements

September 30, 2017

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

INCOME TAXES

Under Accounting Standards Codification 740, "Income Taxes," deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2017, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of September 30, 2017, there are no outstanding dilutive securities.

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

As reflected in the financial statements, the Company had an accumulated deficit of $135,087 at September 30, 2017, a net loss of $96,691 and $32,400, and net cash provided by operating activities of ($44,687) and $-0-, for the nine-month periods ended September 30, 2017 and 2016, respectively. While the Company believes in the viability of its strategy to acquire and operate real estate properties, there can be no assurances to that effect and is therefore not considered a mitigating factor in determining the probability that the Company will meet its obligations. The Company holds minimal current assets, has generated little revenue inception and has relied primarily on advances from its controlling shareholder/Director to meet its operating expenses. Through oral conveyance, management affirms that it is probable that it will meet its obligations through advances from the Company’s Director and controlling shareholder; therefore, alleviating doubt about the Company’s ability to continue as a going concern for the twelve-month period from the date of the issuance of this report.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

RANDOLPH ACQUISITIONS, INC.

Notes to Financial Statements

September 30, 2017

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 requires an entity to recognize the revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. ASU 2014-09 supersedes the revenue requirements in Revenue Recognition (Topic 605) and most industry-specific guidance throughout the Industry Topics of the Codification. ASU 2014-09 does not apply to lease contracts within the scope of Leases (Topic 840). ASU 2014-09 was to be effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and is to be applied retrospectively, with early application not permitted. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU 2014-09 by one year. Early adoption is permitted but not before the original effective date. As the primary source of revenue for the Company is generated through leasing arrangements, which are scoped out of this standard, the Company does not expect the adoption of ASU 2014-09 to have a significant impact on its Financial Statements.

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

September 30, 2017

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

RANDOLPH ACQUISITIONS, INC.

Notes to Financial Statements

September 30, 2017

NOTE 4 REAL ESTATE PROPERTY

On December 16, 2016, the Company entered into a Standard Commercial Sales Contract to acquire a parcel of commercial real estate property (the “Property”) located at 4228 1st Avenue, Suite 15, Tucker, GA, 30084, for a purchase price of $126,750 plus fees, of which 80 percent ($101,400) was allocated to the building, with the remaining 20 percent ($25,350) allocated to land. The purchase of the Property closed on December 29, 2016. On February 1, 2017, the Company paid $2,000 for certain improvements on the property, which were capitalized and included in the total balance at September 30, 2017. During the nine months ended September 30, 2017, the Company recognized depreciation expense of $3,224 relating to this property.

NOTE 5 NOTE PAYABLE – RELATED PARTY

Certain expenses paid by the Company's sole officer and director, principally audit and professional fees and office expenses have been reflected in the Company's financial statements, along with a corresponding payable to the stockholder for amounts due him. The note is non-interest bearing and is due on demand. As of September 30, 2017, the amount due to the related party totaled $72,679.

NOTE 6 NOTE PAYABLE

In connection with the purchase of the Property discussed in Note 4, on December 29, 2016, the Company issued a promissory note to William C. Gottschalk, the seller of the Property, in the amount of $126,750 at an interest rate of 6.75% per year to be paid in monthly installments equal to $1,123 per month. This promissory note is due and payable on January 1, 2032, unless sooner paid. Of the note balance at September 30, 2017, $3,648 is classified as a current liability, with the remaining $120,085 classified as non-current. For the nine-months ended September 30, 2017 the Company incurred $5,696 in interest expense pursuant to this note.

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

On July 7, 2017, the Company issued 58,824 shares of its common stock for total proceeds of $50,000 at a purchase price of $0.85 per share to two third-party investors pursuant to executed subscription agreements in reliance on the Section 4(a)(2) exemption from registration under the Securities Act.

On September 7, 2917, the Company issued 5,882 shares of common stock at $0.85 per share to an unrelated third party. The shares were issued as partial payment for services previously rendered.

On September 28, 2017, the Company issued 47,059 shares of its common stock for total proceeds of $40,000 at a purchase price of $0.85 per share a third-party investor pursuant to executed subscription agreements in reliance on the Section 4(a)(2) exemption from registration under the Securities Act.

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

As of September 30, 2017, the Company had not generated significant, recurring revenues and had not shown an extended history of positive income or cash flows from operations since inception. At September 30, 2017, the Company had sustained net losses of $135,087 since inception and had a net capital deficiency and working capital deficiency of $44,325.

For the period ended December 31, 2016, the Company's independent auditors issued a report raising substantial doubt about the Company's ability to continue as a going concern. As of September 30, 2017, the Company had minimal operations and the continuation of the Company as a going concern is dependent upon financial support from its principal stockholders, its ability to obtain necessary equity financing, or its ability to expand its existing commercial real-estate portfolio into consistent profitability.

The Company’s independent auditors have expressed substantial doubt as to the ability of the Company to continue as a going concern. Unless the Company is able to generate sufficient cash flow from operations and/or obtain additional financing, there is a substantial doubt as to the ability of the company to continue as a going concern.

Revenues and Losses

During the three months ended September 30, 2017, the Company generated revenues totaling $6,000, through leasing space in its real estate property. The Company is focusing its efforts on identifying additional properties for acquisition and business development.

During the quarter ended September 30, 2017, the Company posted a net loss of $61,321.

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

Discussion of the Quarter Ended September 30, 2017

During the three months ended September 30, 2017, the Company generated revenues totaling $6,000, compared to $-0- in revenue for the comparable quarter of 2016. The revenue for the current period was generated through leasing space in its real estate property. The Company is focusing its efforts on identifying additional properties for acquisition and business development.

During the quarter ended September 30, 2017, the Company posted a net loss of $61,321, compared to a net loss of $14,050 for the quarter ended September 30, 2016. The increased loss is primarily the result of increased professional fees and general expenses, partially offset by an increase in revenue.

Discussion of the Nine-Months Ended September 30, 2017

During the nine months ended September 30, 2017, the Company generated revenues totaling $16,000, compared to $-0- in revenue for the comparable period of 2016. The revenue for the current period was generated through leasing space in its real estate property. The Company is focusing its efforts on identifying additional properties for acquisition and business development.

During the nine-months ended September 30, 2017, the Company posted a net loss of $96,691, compared to a net loss of $32,400 for the quarter ended September 30, 2016. The increased loss is primarily the result of increased professional fees and general expenses, partially offset by an increase in revenue.

During the nine months ended September 30, 2017, the Company experienced a net cash outflow of $44,687 from its operating activities, compared to $-0- for the same period of 2016. During the nine months ended September 30, 2017, net cash used in investing activities totaled $2,000, and net cash provided by financing activities totaled $87,019. The Company had a cash balance of $40,332 as of September 30, 2017.

Liquidity and Capital Resources

Early Stage of Company and Capital Resources

Since its inception, the Company has devoted most of its efforts to business planning, research and development, recruiting management and staff and raising capital. Accordingly, the Company was considered to be in the development stage until it recently began formal operations. The Company generated $16,000 in revenues since its inception; however, there is no assurance of future revenues.

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

On July 7, 2017, the Company issued 58,824 shares of its common stock for total proceeds of $50,000 at a purchase price of $0.85 per share to two third-party investors pursuant to executed subscription agreements in reliance on the Section 4(a)(2) exemption from registration under the Securities Act.

On September 7, 2017, the Company issued 5,882 shares of its common stock for services valued at $5,000 at $0.85 per share to an unrelated third-party investor pursuant to an executed subscription agreement in reliance on the Section 4(a)(2) exemption from registration under the Securities Act.

On September 28, 2017, the Company issued 47,059 shares of its common stock for total proceeds of $40,000 at a purchase price of $0.85 per share a third-party investor pursuant to executed subscription agreements in reliance on the Section 4(a)(2) exemption from registration under the Securities Act.

ITEM 5. OTHER INFORMATION

Preliminary Proxy Statement Filing

The Company recently filed a preliminary proxy statement to seek shareholder approval by the Company’s shareholders in connection with a proposed merger transaction and an amendment to the Company’s Certificate of Incorporation to increase the authorized capital stock of the Company to include up to 200,000,000 shares of common stock. As of the date of this Report, the Company had not yet filed its definitive proxy statement. The Company will provide additional information about the voting and the merger transaction in subsequent filings.

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

Dated: November 20, 2017

RANDOLPH ACQUISITIONS, INC.

By:	/s/ Richard J. Randolph III
Name:	Richard J. Randolph III
Title:	Chief Executive Officer, Chief Financial Officer

